Form 10-Q
period 1996-03-31
CYLINK CORP \CA\
filed 1996-05-15
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-27742

                               CYLINK CORPORATION
             (Exact name of registrant as specified in its charter)

       California                                              95-3891600
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                910 Hermosa Court
                           Sunnyvale, California 94086
                    (Address of principal executive offices)

                                 (408) 735-5800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                (1)     YES       X             NO
                            ---------------         ---------------
                (2)     YES       X             NO
                            ---------------         ---------------

     As of March 31, 1996, there were 24,885,374 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         at March 31, 1996 and December 31, 1995                             3

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1996 and 19                    4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1996 and 19                    5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                  25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                         March 31,  December 31,
                                                           1996         1995
ASSETS                                                  ---------    ---------
Current assets:
    Cash and cash equivalents$                          $  81,215    $   3,240
    Marketable securities                                   2,833        2,858
    Accounts receivable, net of allowances
       of $459 and $483                                     5,936        6,013
    Inventories                                             7,112        6,096
    Deferred income taxes                                   2,209        1,556
    Other current assets                                      342          483
                                                        ---------    ---------
             Total current assets                          99,647       20,246
Property and equipment, net                                 2,445        2,295
Other assets                                                  122          184
                                                        ---------    ---------
                                                        $ 102,214    $  22,725
                                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank borrowings under line of credit                $       0    $   1,000
    Current portion of lease obligation                       109          144
    Accounts payable                                        2,588        1,378
    Accrued liabilities                                     4,598        3,741
    Income taxes payable                                      117           90
                                                        ---------    ---------
    Deferred revenue                                        1,216        1,289
                                                        ---------    ---------
             Total current liabilities                      8,628        7,642
                                                        ---------    ---------
Lease obligations, long-term                                  236          291
                                                        ---------    ---------
Deferred income taxes                                         187          187
Shareholders' equity:
   Preferred stock, $.01 par value; 5,000,000
      shares authorized; none issued and outstanding            0            0
   Common stock, $.01 par value; 40,000,000
      shares authorized; 24,885,374 and 17,682,105
      shares issued and outstanding                           249          191
   Additional paid-in capital                              88,619        8,864

   Notes receivable from shareholders                        (531)        (515)
   Deferred compensation related to stock options            (396)        --
   Cumulative marketable securities valuation adjustment        0         (416)
   Cumulative translation adjustment                         (161)        (135)
   Retained earnings                                        5,383        6,616
                                                        ---------    ---------
            Total shareholders' equity                     93,163       14,605
                                                        ---------    ---------
                                                        $ 102,214    $  22,725
                                                        =========    =========



     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)
                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1996          1995
                                                            ----          ----
Revenue                                                  $  8,483      $  7,691
Cost of revenue                                             3,877         2,815
                                                         --------      --------
Gross profit                                                4,606         4,876
                                                         --------      --------

Operating expenses:
   Research and development, net                            2,602         2,915
   Selling and marketing                                    2,727         2,184
   General and administrative                               1,135         1,059
                                                         --------      --------
     Total operating expenses                               6,464         6,158
                                                         --------      --------

Loss from operations                                       (1,858)       (1,282)
Other income (expense):
   Interest income, net                                       364            39
   Licensing and other income (expense), net                 (374)          255
                                                         --------      --------

Loss before income taxes                                   (1,868)         (988)

Benefit for income taxes                                     (635)         (408)
                                                         --------      --------

Net loss                                                 $ (1,233)     $   (580)
                                                         ========      ========

Net loss per share                                       $  (0.05)     $  (0.03)
                                                         ========      ========

Shares used to compute net loss per share                  22,432        19,081
                                                         ========      ========











     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                             -------------------
                                                                1996      1995
Cash flows from operating activities:                           ----      ----
   Net loss                                                  $ (1,233)  $  (580)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Write-down of marketable securities                         441        -
      Depreciation and amortization                               211       166
      Deferred compensation related to stock options               21        -
      Deferred  income taxes                                     (653)      (55)
      Changes in assets and liabilities:
         Accounts receivable                                       77      (843)
         Inventories                                           (1,016)   (1,444)
         Other assets                                             181      (274)
         Accounts payable                                       1,210     1,728
         Accrued liabilities                                      857        65
         Income taxes payable                                      27       (35)
         Deferred revenue                                         (73)       17
                                                             --------    ------
            Net cash provided by (used in) operating
            activities                                             50    (1,255)
                                                             --------    ------
Cash flows used in investing activities
   for acquisition of property and equipment                     (318)     (284)
                                                             --------    ------
Cash flows from financing activities:
   Repayment of borrowings under line of credit                (1,000)       -
   Proceeds from issuance of common stock, net                 79,380        26
   Repayment of capital lease obligations                        (133)       -
                                                             --------    ------
            Net cash provided by  financing activities         78,247        26
                                                             --------    ------
Effect of exchange rate changes on cash and cash
   equivalents                                                     (4)       10
                                                             --------    ------
Net increase (decrease) in cash and cash equivalents           77,975    (1,503)
Cash and cash equivalents at beginning of period                3,240     4,031
                                                             --------    ------
Cash and cash equivalents at end of period                   $ 81,215   $ 2,528
                                                             ========   =======
Supplemental disclosures:
   Cash paid for interest                                    $     42   $    -
Noncash investing and financing activities:
  Property and equipment acquired through capital leases     $     43   $    -





     See accompanying notes to Condensed Consolidated Financial Statements.

                               CYLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except share and per share data; unaudited)

1.      Basis of Presentation

        The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). The consolidated results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire calendar year ending December 31, 1996.

2.      Initial Public Offering
        In February and March 1996, the Company completed its initial public offering (the "Offering") and issued 5,750,000 shares of its common stock to the public at a price of $15.00 per share. The Company received approximately $79.3 million of cash, net of underwriting discounts, commissons and other offering costs.
        In December 1995, the Board of Directors approved an increase in the number of common shares authorized to 40,000,000, to be effective upon the closing of the Offering.

3.      Net Loss Per Share
        Net loss per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents. Common stock equivalents consist of stock options (using the treasury stock method). Common stock equivalents are excluded from the computation if their effect is antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued subsequent to November 30, 1994 through February 15, 1996 (using the treasury stock method and the initial public offering price) have been included in the computation as if they were outstanding for all periods presented through the date of the offering.

4.      Balance Sheet Details
                                                        March 31,   December 31,
                                                          1996          1995
                                                         -------       -------
Inventories:
   Raw materials                                         $ 3,610       $ 3,042
   Work in process and subassemblies                       1,925         1,773
   Finished goods                                          1,577         1,281
                                                         -------       -------
                                                         $ 7,112       $ 6,096
                                                         =======       =======
Property and equipment:
   Machinery and equipment                               $ 5,211       $ 4,995
   Furniture and fixtures                                    262           179
   Leasehold improvements                                    329           267
                                                         -------       -------
                                                           5,802         5,441
   Less: accumulated depreciation and amortization        (3,357)       (3,146)
                                                         -------       -------
                                                         $ 2,245       $ 2,295
                                                         =======       =======

                               CYLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except share and per share data; unaudited)

4.      Balance Sheet Details (Continued)
                                                        March 31,   December 31,
                                                          1996          1995
                                                         -------       -------
Accrued liabilities:
   Accrued compensation and benefits                     $ 1,443       $ 1,037
   Accrued professional fees                               1,112         1,365
   Other accrued liabilities                               2,043         1,339
                                                         -------       -------
                                                         $ 4,598       $ 3,741
                                                         =======       =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


        The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include Cylink's statement regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; expected product introductions in "Risk Factors - Recent Losses; Potential Fluctuations in Operating Results; Future Operating Results"; and expected growth in "Risk Factors - Management of Growth"; and expected research and development expenditures and new product introductions in "Risk Factors - Rapid Technological Change." All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form S-1, as declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.
RESULTS OF OPERATIONS

         Revenue. The Company's total revenue is derived primarily from sales of its family of commercial information security products and its medium speed spread spectrum radio products. Fees for maintenance and support services are charged separately. Revenue from product sales is recognized upon shipment to the customer. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

         The Company's revenue increased by 10% from $7.7 million for the three months ended March 31, 1995 to $8.5 million for the three months ended March 31, 1996. Sales of information security products decreased by 24% from $5.1 million for the three months ended March 31, 1995 to $3.9 million for the three months ended March 31, 1996 primarily as a result of a decrease in the demand for the Company's CIDEC encryption product line, which is used in private linked networks. Sales of wireless communications products increased 77% from $2.4 million for the three months ended March 31, 1995 to $4.2 million for the three months ended March 31, 1996 primarily as a result of increased demand in international markets. Maintenance, support and other miscellaneous revenues increased 72% from $201,000 for the three months ended March 31, 1995 to $346,000 for the three months ended March 31, 1996.

         International product revenue was 37% of total revenue in the three months ended March 31, 1995, and was 57% of total revenue in the three months ended March 31, 1996. The increase in international product revenue was due primarily to increased unit sales of the Company's wireless communication products and to a lesser extent the Company's existing information security products.

         Gross Profit. Gross profit decreased 6% from $4.9 million for the three months ended March 31, 1995 to $4.6 million for the three months ended March 31, 1996. Gross margins were 63% for the three months ended March 31, 1995 and 54% for the three months ended March 31, 1996. Gross margin in the first quarter of 1995 was positively affected by increased sales, as a percentage of revenue, of information security products, which generally have a higher gross margin than wireless communication products. Gross margins declined in the first quarter of 1996 as a result of higher sales, as a percentage of revenue, of wireless communication products, which typically have a lower gross margin than information security products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 25% from $3.0 million for the three months ended March 31, 1995 to $3.7 million for the three months ended March 31, 1996. Research and development expenses as a percentage of revenue were 39% and 44% for the three months ended March 31, 1995 and 1996, respectively. From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $50,000 for the three months ended March 31, 1995 and $1,119,000 for the three months ended March 31, 1996.

         The Company believes that a significant level of investment in product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development for at least the remainder of fiscal 1996. The Company expects research and development expenses will increase in absolute dollars for at least the remainder of fiscal 1996.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and all costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 25% from $2.2 million in the three months ended March 31, 1995 to $2.7 million for the three months ended March 31, 1996. Selling and marketing expenses as a percentage of revenue were 28% and 32% for the three months ended March 31, 1995 and 1996, respectively. The percentage increase was primarily due to costs associated with the expansion of the Company's direct sales force, personnel increases in the marketing group, and increased costs associated with advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, MIS costs, and audit, legal, and other professional service fees. General and administrative expenses increased from $1,059,000 for the three months ended March 31, 1995 to $1,135,000 for the three months ended March 31, 1996. General and administrative expenses as a percentage of revenue were 14% and 13% for the three months ended March 31, 1995 and 1996, respectively. The increase in dollar amount was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and provide infrastructure required for a public company. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for at least the remainder of fiscal 1996 as the Company continues to expand its administrative staff and due to increased professional fees related to reporting requirements as a public company.

        Other Income,(Expense) Net. Other income,(expense) net, primarily consists of royalties, interest income and interest expense. Other income decreased from $294,000 in the three months ended March 31, 1995 to a net expense of $10,000 in the three months ended March 31, 1996. The decrease was principally due to a decrease in royalty income from two licensees of the Company's wireless application specific integrated circuit ("ASIC") products for cordless telephones from $187,000 to $44, offset by an increase in interest income from $39,000 in the three months ended March 31, 1995 to $364,000 for the three months ended March 31, 1996. The increase in interest income was due to the funds derived from the Company's initial public offering in February. The Company wrote down its investment in marketable securities in the first quarter of 1996 by $441,000 as management concluded the decline in value was permanent.

        Benefit for Income Taxes. The benefit for income taxes as a percentage of loss before taxes was 41% for the three months ended March 31, 1995 and 34% for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1996, the Company completed its initial public offering and its common stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering, the Company sold 5,750,000 shares of its common stock which generated approximately $79.3 million, net of underwriting discounts, commissions and other offering costs.

         As of March 31, 1996, the Company had $84.0 million in cash, cash equivalents and marketable securities. Net cash provided by operating activities was $50,000 for the three months ended March 31, 1996. Cash provided by operating activities consisted primarily of increases in accounts payable and accrued expenses and a decrease in other assets, which were partially offset by the net loss and an increase in inventory.

         The Company has a credit agreement with a bank which provides a line of credit for working capital advances of up to $5.0 million or a specified percentage of eligible accounts receivable. Interest on borrowings under the line of credit is set at the 30-day LIBOR plus 2.0%. At March 31, 1996, no borrowings were outstanding under the line of credit.

         The Company believes that its current cash, cash equivalents, marketable securities and line of credit will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least 1996.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


Recent losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain.

          Due primarily to increased research and development, sales and marketing, and litigation expenses, the Company incurred losses in 1994 and 1995 and the first quarter of 1996. There can be no assurances that the Company will increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

         The Company has historically experienced significant fluctuations in its operating results on an annual and a quarterly basis and could experience such fluctuations in the future. The Company's operating results are affected by a number of factors, many of which are outside of the Company's control, including: the timing of the introduction of new or enhanced products by the Company or its competitors; market acceptance of new products of the Company, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty relating to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through the Company's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. The Company expects to introduce a number of new products in 1996. The failure of such new products to achieve market acceptance at the time anticipated by the Company, or at all, would materially and adversely affect the Company's financial condition and results of operations.

Lengthy Sales Cycle

         Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, the Company's financial condition and results of operations would be materially and adversely affected. In addition, the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are generally fixed in the short term. Based on these factors a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. In addition, it is possible that in the future the Company's operating results will be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Pending Litigation

         The Company is currently engaged in several litigation matters relating to the patents that cover Public Key Cryptography. Certain of the pending cases pertain to the Company's sublicensing rights to certain patents originally developed at Stanford University that claim the invention of Public Key cryptography. The Public Key Cases also pertain to the rights of RSA Data Security, Inc. ("RSA DSI"), which holds a right to license a patent developed at the

Massachusetts Institute of Technology that claims a particular implementation of Public Key cryptography using the algorithm known as "RSA". Certain of these cases seek to invalidate the Stanford Patents. An additional litigation matter relates to Cylink's use of a federal government standard for sending digital signatures. An unfavorable outcome in certain of the litigation matters in which the Company is involved could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company may incur significant additional legal expenses in the future with respect to litigation.

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the SecureFrame, SecureManager and Secure Node products, which are under development, and the SecureGate, SecureTraveler, SecurePocket Traveler and SecureDomain products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivables and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's results of operations. Failure of such products to achieve market acceptance would have a material adverse effect on the Company's financial condition and results of operations.

Competition

         Competition is intense among providers of information security systems and wireless communications equipment and systems, and the Company expects such competition to increase in the future. Significant competitive factors in these markets include the development of new products and features, product quality and performance, the quality and experience of sales, marketing and service organizations, product price and name recognition. Many of these factors are beyond the Company's control.

         The Company's  competitors in the information  security markets include
Security   Dynamics,   Inc., Racal-Guardata,   Inc.

and Information Resources Engineering, Inc. Recently, AT&T Corp. ("AT&T"), Northern Telecom Limited, Motorola, Inc., Digital Equipment Corporation and Sun Microsystems, Inc. have begun to offer certain information security products as part of their overall networking solutions. In addition, a number of significant software vendors, including Lotus Development Corporation, Microsoft Corporation, Computer Associates, Netscape Communications Corporation and Spyglass Inc., have embedded security solutions in their software or announced their intention to do so. To the extent these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain information security.

         RSA DSI licenses a method of implementing Public Key cryptography that is different than (and incompatible with) the method of implementing Public Key cryptography used by the Company. The Company and RSA DSI are each attempting to establish their respective methods as industry standards. To the extent that RSA DSI's method is adopted as a standard for implementing Public Key cryptography in any segment of the information security market, sales of the Company's existing and planned products in that segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for sub-T1 rate AirLink products in the wireless market is from telephone companies that offer leased line data services. The Company also competes with other suppliers of wireless products such as Digital Wireless Inc., Western Multiplex Corporation and California Microwave Inc.

         Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers than the Company. Competitors with greater financial resources are better able to engage in sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not materially and adversely affect the Company's financial condition and results of operations.

Product Liability Risks

                  Customers rely on the Company's information security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. Although the Company attempts to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting the Company's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business and results of operations. In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which would have a material adverse effect on the Company's financial condition and results of operations.

Management of Growth

         The Company has recently experienced and may continue to experience substantial growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. The Company is currently attempting to hire a number of engineering personnel and has experienced delays in filling such positions. The Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's financial condition and results of operations.

Patents and Proprietary Rights

         The Company relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns twelve U.S.

patents covering certain aspects of its product design. The Company also has the exclusive right to sublicense the Stanford Patents, which expire in 1997. There can be no assurance that any patent, trademark, copyright or license owned or held by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United
States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

         The network information security and the wireless communications industries in which the Company sells its products are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company has received communications from third parties asserting that the Company's patents or that features or content of certain of the Company's products infringe upon the intellectual property rights held by third parties, and the Company may receive such communications in the future. For example, the Company has recently been notified of certain patents held by a leading telecommunications company that apply to certain general techniques for data scrambling and an error correction method for certain T1 transmissions. The Company is not aware that its patents or the features or content of its products wrongfully infringe on any valid intellectual property rights of others. However, there can be no assurance that this telecommunications company or other third parties will not assert claims against the Company that result in litigation. The Company is currently engaged in several litigation matters related to the patents that cover the practice of Public Key cryptography. Any litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to the Company on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions will not materially and adversely affect the Company's financial condition and results of operations.

Evolving Information Security Market

         The market for the Company's information security products is only beginning to emerge. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. The Company's future success will depend in part upon end users' demand for information security products in general, and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Any significant advance in technologies for attacking cryptographic systems could render some or all of the Company's existing and new products obsolete or unmarketable. To the extent that a specific method other than the Company's is adopted as the standard for implementing information security in any segment of the information security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that information security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

         In addition, a portion of the sales of the Company's products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. There can be no assurance that the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces will be developed, or, if developed, that these networks will become viable commercial marketplaces.

Rapid Technological Change

         The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop, manufacture and market new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in its target markets. The failure of the Company to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position, financial condition and results of operations.

Wireless Communications Industry Regulatory Environment

         Wireless communications are subject to regulations by United States and foreign laws and international treaties. In the United States, the Company's wireless communications products are subject to various regulations of the Federal Communications Commission (the "FCC"). Current FCC regulations permit license-free operation of certain FCC certified wireless products. The future of remote wireless communications is highly volatile, due in part to ongoing uncertainty regarding telecommunications deregulation and the status of recent initiatives relating to the auction of licenses for personal communications service ("PCS") frequencies. Regulatory changes, including changes in the allocation of available frequencies, could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company also is subject to regulatory requirements in foreign markets. Equipment can be marketed in a country only if permitted by suitable frequency allocations and regulations, and only if such equipment has received type approval by the country in question. The process of complying with new regulations and of obtaining type approval is often complex and lengthy and can result in significant expense and delays in the introduction of products in new countries.

         Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to comply with regulations in any particular country.

        Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

         International product sales represented approximately 32.5%, 34.6%, 46.5% and 56.6% of revenue in 1993, 1994, 1995 and the three months ended March 31, 1996 respectively. In particular, sales of the Company's wireless communications products are currently concentrated in developing countries. The Company plans to continue to expand its foreign operations and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

         The Company's ability to complete successfully in foreign countries is dependent in part on the Company's ability to obtain and retain reliable and experienced in-country value added resellers ("VARs"), distributors and other strategic partners. The Company does not have long-term relationships with any of its VARs and distributors and, therefore, has no assurance of a continuing relationship within a given market.

         United States government regulations restrict the export of certain cryptographic devices, including certain of the Company's information security products. As a result, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

         Dependence On Component Availability, Subcontractor Performance And Key Suppliers

         The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacturer, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single, or a limited number of, sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.

         Dependence on Key Personnel

         The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management and technical personnel, including Lewis C. Morris, the Company's President and Chief Executive Officer, and Jimmy K. Omura, the Company's Chief Technical Officer. Except for Mr. Morris and Dr. Omura, none of such persons has an employment agreement with the Company and the Company does not maintain any key person life insurance policy on any such persons. The loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.




Item 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K were filed during the quarter ended March 31 1996.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is currently engaged in several litigation matters relating to the patents that cover Public Key cryptography. Certain of the pending cases (N.D. Cal. Nos. C-94-02322 (the MIT Patent Case), MMC; C-94-20512 SW (the Third Party Case); and C-95-03256 WHO (the Stanford Patents Case) (collectively the Public Key Cases)) pertain to the patents issued to Stanford University (U.S. Patents Nos. 4,200,770, 4,218,582, and 4,424,414) that claim the invention of Public Key cryptography (the Stanford Patents) and the Companys sublicensing rights with respect to those patents. The Public Key Cases also pertain to a patent developed at the Massachusetts Institute of Technology that claims a particular implementation of Public Key cryptography (U.S. Patent No. 4,405,892) using the algorithm known as RSA (the MIT Patent) and the rights of RSA DSI with respect to the Stanford Patents. An additional litigation matter (D.D.C. No. CV02121) (the DSS Case) relates to the digital signature standard (DSS) adopted by the National Institute of Standards and Technology (NIST). The Third Party Case was brought by an individual seeking, among other things, to invalidate the Stanford Patents and the MIT Patent.

         The Public Key Cases. The Companys wholly-owned subsidiary Caro-Kann Corporation (Caro-Kann) holds exclusive sublicensing rights to the Stanford Patents, and RSA DSI currently holds the exclusive sublicensing rights to MIT Patent. In 1990, the Company and RSA DSI formed Public Key Partners, a
California general partnership (PKP). The partners assigned to PKP exclusive sublicensing rights with respect to all of their Public Key patents, including the Stanford Patents and the MIT Patent. Certain disputes arose between Cylink, Caro-Kann and RSA DSI in the years following the formation of PKP. In April 1994, Cylink and Caro-Kann initiated private arbitration proceedings against RSA DSI (the Arbitration). In the Arbitration, Cylink sought relief with respect to its contractual claim to a license for the MIT Patent and to damages resulting from RSA DSIs alleged diversion of PKP business opportunities. RSA DSI made certain counterclaims against Cylink for breach of fiduciary duty. The arbitrators issued a ruling in September 1995, which determined that: (i) PKP was to be dissolved, effective as of September 6, 1995; (ii) Cylink has an option to a patent license to the MIT Patent, subject to certain then unspecified conditions requiring inclusion of RSA DSI software in Cylink products covered by the MIT Patent; and (iii) RSA DSI did not have, and never had during PKPs existence, sufficient rights to grant to its customers the right to make copies of software incorporating the Stanford Patents without a license under the Stanford Patents. With PKPs dissolution, the exclusive right to sublicense the Stanford Patents was returned to Caro-Kann, and the exclusive right to sublicense the MIT Patent was returned to RSA DSI. The arbitrators further ruled that neither party prevailed on the material breach issues.

         Both parties submitted further briefing with respect to their claims for damages based on other alleged breaches of the partnership agreement and their fiduciary duties and requested clarification on the conditions to Cylinks license to the MIT Patent. On February 1, 1996, the arbitrators issued an additional ruling, in which the arbitrators (i) clarified that Cylink could include all or any part of RSA DSIs software code in its products, rather than merely selected software specified by RSA DSI, (ii) ordered RSA DSI to use its best efforts to provide Cylink with the requirements for licensing the software and (iii) stated the royalty terms on which such software was to be licensed to Cylink for use in stand-alone software products as well as hardware products. In that ruling, the arbitrators further denied the parties claims for damages against each other and stated that each party had the right to be indemnified by PKP for legal expenses incurred in connection with the MIT Patent Case.

         In June 1994, after RSA DSI threatened to sue Cylink for patent infringement, Cylink initiated the MIT Patent Case (N.D. Cal. No. 94-02332 MMC), seeking a declaratory judgment that the MIT Patent is invalid or unenforceable against Cylink. RSA DSI has counterclaimed in this action seeking unspecified damages from Cylink for infringement of the MIT Patent with respect to products that practice the MIT Patent technology. The Company has obtained an opinion from its patent counsel that the MIT Patent is unenforceable. However, if the MIT Patent is not adjudicated to be unenforceable, Cylink believes that its only products that may rely on the MIT Patent are the Secure X.25L and the Secure X.25H encryptor products. As a result, the Company does not believe that an adverse determination in the MIT Patent Case with respect to infringement will have a material adverse effect on the Companys financial condition, liquidity or results of operations. In addition to its claims of infringement, RSA DSI has also asserted certain claims for breach of fiduciary duty relating to PKP and for other matters that were addressed in the Arbitration.

         In September 1995, RSA filed the Stanford Patents Case (N.D. Cal. No. C95-03256 WHO) against Cylink seeking declaratory relief to invalidate the Stanford Patents. The Stanford Patents Case is in the discovery phase. The Company has obtained an opinion from its patent counsel that the two principal Stanford Patents are valid. Even if the Stanford Patents were adjudicated to be invalid, Cylink has not historically received significant royalty or license fees with respect to the Stanford Patents, and the Stanford Patents expire in 1997. As a result, the Company believes that the RSA DSI claims against the Stanford Patents, even if successful, would not have a material adverse effect on the Companys financial condition, liquidity or results of operations. Caro-Kann has cross-complained against RSA DSI in the Stanford Patents Case for contributory infringement and inducement of infringement of the Stanford Patents.

         In July 1994, an individual filed the Third Party Case (N.D. Cal. No. C94-20512 SW) against PKP and RSA DSI seeking, among other things, to invalidate the Stanford Patents and the MIT Patent. Caro-Kann has been allowed to intervene in light of the dissolution of PKP for the limited purpose of defending the validity of the Stanford Patents. At present, there are summary judgment motions pending in the Third Party Case as to the Stanford Patents and the MIT Patent, and as to various business torts alleged against RSA DSI and PKP by the plaintiff. In February 1996, the Stanford Patents Case and the Third Party Case were consolidated into a single action.

         The DSS Case. The Company filed the DSS Case (D.D.C. No. 95-CV02121) on November 15, 1995 to seek a declaratory judgment consistent with NISTs previously stated position that the practice of the digital signal algorithm
(DSA) in complying with the DSS, a Federal Information Processing Standard, does not infringe a patent owned by Dr. Claus P. Schnorr (U.S. Patent No. 4,995,082) (the Schnorr Patent). Dr. Schnorr has publicly stated that the DSS infringes the Schnorr Patent and that he would initiate infringement actions against anyone who used the DSS without a license from Dr. Schnorr. In addition, RSA DSI claims to represent Dr. Schnorr with respect to the Schnorr Patent and may claim to hold sublicensing rights with respect to the Schnorr Patent. RSA DSI has demanded that Cylink cease using DSS in its products without a license to the Schnorr Patent. The Company began sales of products incorporating the DSA in the quarter ended December 31, 1994. The Company has obtained an opinion from its counsel that DSS is not covered by the Schnorr Patent. However, should it be determined that the Companys products infringe the Schnorr Patent, such a determination could create confusion in the market place for DSS-based products, require that the Company pay damages and obtain a license to the Schnorr Patent to the extent such license is available or require the Company to redesign its products to eliminate DSS methods. In any of such events, the Companys financial condition and results of operations could be materially and adversely affected.

         These cases involve a number of complex issues, and no assurance can be given as to the likely outcome of the Stanford Patent Case, the RSA DSI Patent Case, the DSS Case or the Third Party Case. The Arbitration resulted in substantial costs and diversion of effort by the Company, and the Company may continue to incur significant legal expenses with respect to litigation.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May   , 1996              CYLINK CORPORATION
                                (Registrant)




                                By:   /s/  John H. Daws
                                    --------------------------------------------
                                      John H. Daws
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)