Form 10-Q
period 1996-09-30
CYLINK CORP /CA/
filed 1996-11-15
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                (1)     YES        X            NO
                                 -----                 -----
                (2)     YES        X            NO
                                 -----                 -----

     As of September 30, 1996, there were 25,448,132 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         at September 30, 1996 and December 31, 1995                        3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended September 30                   4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1996 and 1995              5

         Notes to Condensed Consolidated Financial Statement                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  XX

Item 6.  Exhibits and reports on Form 8-K                                   XX

SIGNATURES                                                                  XX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                                          September 30,   December 31,
                                                                              1996            1995
                                                                           ---------       ---------
ASSETS
Current assets:
        Cash and cash equivalents                                          $  79,412       $   3,240
        Marketable securities                                                   --             2,858
        Accounts receivable, net of allowances of $671 and $483               12,541           6,013
        Inventories                                                            8,354           6,096
        Deferred income taxes                                                  1,409           1,556
        Other current assets                                                     688             483
                                                                           ---------       ---------
                Total current assets                                         102,404          20,246
Property and equipment, net                                                    3,016           2,295
Other assets                                                                     192             184
                                                                           ---------       ---------
                                                                           $ 105,612       $  22,725
                                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Bank borrowings under line of credit                               $      --       $   1,000
        Current portion of lease obligations                                     166             144
        Accounts payable                                                       3,632           1,378
        Accrued liabilities                                                    4,675           3,741
        Income taxes payable                                                     146              90
        Deferred revenue                                                       1,169           1,289
                                                                           ---------       ---------
                Total current liabilities                                      9,788           7,642
                                                                           ---------       ---------
Lease obligations, long-term                                                     278             291
                                                                           ---------       ---------
Deferred income taxes                                                            187             187
                                                                           ---------       ---------
Shareholders' equity:
        Preferred stock, $.01 par value; 5,000,000 shares authorized;
           none issued and outstanding                                          --              --
        Common stock, $.01 par value; 40,000,000 shares authorized;
           25,448,132 and 19,087,190 shares issued and outstanding               254             191
        Additional paid-in capital                                            89,004           8,864
        Notes receivable from shareholders                                      (415)           (515)
        Deferred compensation related to stock options                          (354)           --
        Cumulative marketable securities valuation adjustment                   --              (416)
        Cumulative translation adjustment                                       (113)           (135)
        Retained earnings                                                      6,983           6,616
                                                                           ---------       ---------
                Total shareholders' equity                                    95,359          14,605
                                                                           ---------       ---------
                                                                           $ 105,612       $  22,725
                                                                           =========       =========

        See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)
                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ---------------------   --------------------
                                                       1996        1995        1996        1995
                                                     --------    --------    --------    --------

Revenue                                              $ 15,021    $  9,258    $ 35,790    $ 25,471
Cost of revenue                                         6,193       3,433      15,024       9,870
                                                     --------    --------    --------    --------
Gross profit                                            8,828       5,825      20,766      15,601
                                                     --------    --------    --------    --------

Operating expenses:
     Research and development, net                      2,774       2,546       8,413       8,084
     Selling and marketing                              3,415       2,373       9,531       6,835
     General and administrative                         1,671       2,180       4,332       4,043
                                                     --------    --------    --------    --------
             Total operating expenses                   7,860       7,099      22,276      18,962
                                                     --------    --------    --------    --------

Income (loss) from operations                             968      (1,274)     (1,510)     (3,361)

Other income (expense):
     Interest income, net                               1,003          22       2,302          85
     Licensing and other income (expense), net             67         415        (237)      1,317
                                                     --------    --------    --------    --------

Income (loss) before income taxes                       2,038        (837)        555      (1,959)

Provision (benefit) for income taxes                      693        (346)        189        (809)
                                                     --------    --------    --------    --------

Net income (loss)                                    $  1,345    $   (491)   $    366    $ (1,150)
                                                     ========    ========    ========    ========

Net income (loss) per share                          $   0.05    $  (0.03)   $   0.01    $  (0.06)
                                                     ========    ========    ========    ========

Shares used to compute net income (loss) per share     26,886      19,141      25,308      19,114
                                                     ========    ========    ========    ========



             See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      --------------------
                                                                         1996        1995
                                                                      --------    --------
Cash flows from operating activities:
     Net  income (loss)                                               $    366    $ (1,150)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Loss on sale of securities                                         432        --
        Depreciation and amortization                                      980         508
        Deferred compensation related to stock options                      63        --
        Deferred  income taxes                                             147        (701)
        Changes in assets and liabilities:
            Accounts receivable                                         (6,528)     (2,764)
            Inventories                                                 (2,258)     (1,311)
            Other assets                                                  (196)       (129)
            Accounts payable                                             2,254         522
            Accrued liabilities                                            934       1,071
            Income taxes payable                                            56          73
            Deferred revenue                                              (120)        458
                                                                      --------    --------
                Net cash used in operating activities                   (3,870)     (3,423)
                                                                      --------    --------
Cash flows from investing activities:
     Proceeds from sale of  short-term investments                       2,844        --
     Capital expenditures                                               (1,454)       (533)
                                                                      --------    --------
                Net cash provided by (used in) investing activities      1,390        (533)
                                                                      --------    --------
Cash flows from financing activities:
     (Repayment) borrowings under bank line of credit                   (1,000)      1,000
     Proceeds from issuance of common stock, net                        79,786          83
     Payment on notes receivable from shareholders                         100        --
     Repayment of capital lease obligations                               (238)       --
                                                                      --------    --------
                Net cash provided by  financing activities              78,648       1,083
                                                                      --------    --------
Effect of exchange rate changes on cash and cash equivalents                 4           2
                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents                    76,172      (2,871)
Cash and cash equivalents at beginning of period                         3,240       4,031
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 79,412       1,160
                                                                      ========    ========

Supplemental disclosures:
     Cash paid for interest                                           $     95    $   --
Noncash investing and financing activities:
     Property and equipment acquired through capital leases           $    247    $   --




        See accompanying notes to Condensed Consolidated Financial Statements.

                               CYLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except share and per share data; unaudited)

1.      Basis of Presentation

        The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjusments which, in the opinion of management, are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). The consolidated results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire calendar year ending December 31, 1996.

2.      Initial Public Offering

        In February and March 1996, the Company completed its initial public offering (the "Offering") and issued 5,750,000 shares of its common stock to the public at a price of $15.00 per share. The Company received approximately $79.3 million of cash, net of underwriting discounts, commissons and other offering costs.

3.      Net Income (Loss) Per Share

        Net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents. Common stock equivalents consist of stock options (using the treasury stock method). Common stock equivalents are excluded from the computation if their effect is antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued subsequent to November 30, 1994 through February 15, 1996 (using the treasury stock method and the initial public offering price) have been included in the computation as if they were outstanding for all periods presented through the date of the offering.

4.      Balance Sheet Details
                                                     September 30,  December 31,
                                                         1996          1995
                                                         ----          ----
       Inventories:
           Raw materials                             $  4,158       $ 3,042
           Work in process and subassemblies            2,862         1,773
           Finished goods                               1,334         1,281
                                                     --------       -------
                                                     $  8,354       $ 6,096
                                                     ========       =======

        Property and equipment:
           Machinery and equipment                   $  6,399       $ 4,995
           Furniture and fixtures                         293           179
           Leasehold improvements                         450           267
                                                      -------       -------
                                                        7,142         5,441
           Less: accumulated depreciation
              and amortization                         (4,126)       (3,146)
                                                     --------       -------
                                                     $  3,016       $ 2,295
                                                     ========       =======

                               CYLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except share and per share data; unaudited)

4.      Balance Sheet Details (Continued)
                                                     September 30,  December 31,
                                                         1996          1995
                                                         ----          ----
        Accrued liabilities:
           Accrued compensation and benefits         $  1,924       $ 1,037
           Accrued professional fees                      200         1,365
           Other accrued liabilities                    2,551         1,339
                                                     --------       -------
                                                     $  4,675       $ 3,741
                                                     ========       =======

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include Cylink's statement regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; expected product introductions in "Risk Factors That May Affect Future Results - Recent Losses; Potential Fluctuations in Operating Results; Future Operating Results Uncertain"; and expected growth in "Risk Factors That May Affect Future Results - Management of Growth"; and expected research and development expenditures and new product introductions in "Risk Factors That May Affect Future Results - Rapid Technological Change." All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1, as declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Stockholders.


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

         The Company's revenue increased by 62% from $9.3 million for the three months ended September 30, 1995 to $15.0 million for the three months ended September 30, 1996, and increased by 41% from $25.5 million for the nine months ended September 30, 1995 to $35.8 million for the nine months ended September 30, 1996. Sales of information security products increased by 32% from $5.4 million for the three months ended September 30, 1995 to $7.2 million for the three months ended September 30, 1996, and increased 5% from $15.7 million in the nine months ended September 30, 1995 to $16.4 for the nine months ended September 30, 1996. The increase in revenue was primarily due to an increase in demand for the Company's secure WAN, LAN and ACCESS encryption product line, which is used in public and private linked networks. This increase was partially offset over the nine month period by a decrease in demand for the Company's CIDEC encryption product line. Sales of wireless communications products increased 104% from $3.7 million for the three months ended September 30, 1995 to $7.5 million for the three months ended September 30, 1996, and increased 102% from $9.1 million for the nine months ended September 30, 1995 to $18.3 million for the nine months ended September 30, 1996 primarily as a result of increased demand in international markets. Maintenance, support and other miscellaneous revenue increased from $180,000 for the three months ended September 30, 1995 to $374,000 for the three months ended September 30, 1996.

         International product revenue was 51% of total revenue in the three months ended September 30, 1995 and was 58% of total revenue in the three months ended September 30, 1996. International product revenue was 45% of total revenue in the nine months ended September 30, 1995 and was 56% of total revenue in the nine months ended September 30, 1996. The increase in international product revenue as a percentage of total revenue was due primarily to increased unit sales of the Company's wireless communications products.

         Gross Profit Gross profit increased 52% from $5.8 million for the three months ended September 30, 1995 to $8.8 million for the three months ended September 30, 1996, and increased 33% from $15.6 million for the nine months ended September 30, 1995 to $20.8 million for the nine months ended September 30, 1996. Gross margins were 63% for the three months ended September 30, 1995 and 59% for the three months ended September 30, 1996. Gross margin in the third quarter of 1996 was negatively affected by increased sales, as a percentage of revenue, of wireless communications products, which generally have a lower gross margin than information security products. Further, gross margin on information security products declined as some of the new products have lower gross margins than the CIDEC encryption products and represented an increased percentage of sales. Gross margins were 61% for the nine months ended September 30, 1995 and 58% for the nine months ended September 30, 1996. Gross margin in the first nine months of 1996 was negatively affected by the aforementioned increased sales, as a percentage of revenue, of wireless communications products and by the decline in gross margins on information security products. This decrease in gross margin was partially offset by an overall increase in wireless communications product gross margins compared to the first nine months of 1995.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 57% from $2.8 million for the three months ended September 30, 1995 to $4.4 million for the three months ended September 30, 1996, and increased 47% from $8.4 million for the nine months ended September 30, 1995 to $12.3 million for the nine months ended September 30, 1996. Gross research and development expenses as a percentage of revenue were 30% and 29% for the three months ended September 30, 1995 and 1996, and 33% and 34% for the nine months ended September 30, 1995 and 1996, respectively. From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $242,000 for the three months ended September 30, 1995 and $1,593,000 for the three months ended September 30, 1996, and $319,000 for the nine months ended September 30, 1995 and $3,900,000 for the nine months ended September 30, 1996.

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

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 44% from $2.4 million for the three months ended September 30, 1995 to $3.4 million for the three months ended September 30, 1996, and increased 39% from $6.8 million for the nine months ended September 30, 1995 to $9.5 million for the nine months ended September 30, 1996. Selling and marketing expenses as a percentage of revenue were 26% and 23% for the three months ended September 30, 1995 and 1996, respectively, and 27% for both the nine months ended September 30, 1995 and 1996. The increase in dollar amount was primarily due to expenses associated with expansion of the Company's direct sales force, personnel increases in the marketing group, and increased costs associated with advertising, public relations and trade shows. The Company expects selling and marketing expenses will increase in absolute dollars for at least the remainder of fiscal 1996.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses decreased from $2.2 million for the three months ended September 30, 1995 to $1.7 million for the three months ended September 30, 1996, and increased from $4.0 million for the nine months ended September 30, 1995 to $4.3 million for the nine months ended September 30, 1996. General and administrative expenses as a percentage of revenue were 24% and 11% for the three months ended September 30, 1995 and 1996, respectively, and 16% and 12% for the nine months ended September 30, 1995 and 1996, respectively. The percentage and dollar decrease for the third quarter of 1996 as compared to the comparable 1995 period are primarily a result of the accrual of legal fees in the third quarter of 1995 associated with litigation regarding intellectual property. Excluding this accrual, the increase in dollar amount for the three months and nine months ended September 30, 1996 was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and provide infrastructure required for a public company. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for at least the remainder of fiscal 1996, due primarily to additional personnel costs as the Company continues to expand its administrative staff and due to increased professional fees related to reporting requirements as a public company.

         Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income and interest expense. Other income increased from $437,000 in the three months ended September 30, 1995 to $1,070,000 in the three months ended September 30, 1996. The increase was principally due to an increase in interest income from $22,000 in the three months ended September 30, 1995 to $1,003,000 for the three months ended September 30, 1996, partially offset primarily by a decrease in royalty income from two licensees of the Company's wireless application specific integrated circuit ("ASIC") products for cordless telephones. Other income increased from $1,402,000 in the nine months ended September 30, 1995 to $2,065,000 for the nine months ended September 30, 1996. The increase was principally due to an increase in interest income from $85,000 in the nine months ended September 30, 1995 to $2,302,000 in the nine months ended September 30, 1996. The increase in interest income was due to the funds derived from the Company's initial public offering in February 1996. The Company sustained a decrease in royalty income from two licensees of the Company's wireless ASIC products for cordless telephones during the nine months ended September 30, 1996 as compared to the comparable 1995 period. Additionally, the Company wrote down its investment in marketable securities in the first quarter of 1996 by $441,000 as management concluded the decline in value was permanent. These marketable securities were sold during the third quarter of 1996 at an actual loss of $432,000.

         Provision (Benefit) for Income Taxes. The Company recorded a benefit for income taxes as a percentage of income before income taxes of 41% for the three months and nine months ended September 30, 1995 compared to a provision for income taxes as a percentage of income before income taxes of 34% for the three months and nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         In February and March 1996, the Company completed its initial public offering (the "Offering") and its common stock began trading on the Nasdaq National Market under the symbol CYLK. Through the Offering, the Company sold 5,750,000 shares of its common stock which generated approximately $79.3 million, net of underwriting discounts, commissions and other offering costs.

         As of September 30, 1996, the Company had $79.4 million in cash and cash equivalents. Net cash used by operating activities was $3,870,000 for the nine months ended September 30, 1996. Cash used by operating activities consisted primarily of increases in accounts receivable and inventories which were partially offset by increases in accounts payable and accrued liabilities.

         The Company has a credit agreement with a bank which provides a line of credit for working capital advances of up to $5.0 million or a specified percentage of eligible accounts receivable. Interest on borrowings under the line of credit is set at the 30-day LIBOR plus 2.0%. At September 30, 1996, no borrowings were outstanding under the line of credit.

         The Company believes that its current cash and cash equivalents and line of credit will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the remainder of 1996.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


Recent Losses; Potential Fluctuations in Operating Results; Future Operating Results Uncertain.

          Due primarily to increased research and development, sales and marketing, and litigation expenses, the Company incurred losses in 1994 and 1995 and the first six months of 1996. There can be no assurances that the Company will increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

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

Pending Litigation

         The Company is currently engaged in several litigation matters relating to the patents that cover Public Key cryptography. Certain of the pending cases pertain to the Company's sublicensing rights to certain patents originally developed at Stanford University that claim the invention of Public Key cryptography. The Public Key Cases also pertain to the rights of RSA Data Security, Inc.("RSA DSI"), which holds a right to license a patent developed at the Massachusetts Institute of Technology that claims a particular implementation of Public Key cryptography using the algorithm known as "RSA". Certain of these cases seek to invalidate the Stanford Patents. An additional litigation matter relates to Cylink's use of a federal government standard for sending digital signatures. An unfavorable outcome in certain of the litigation matters in which the Company is involved could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company may incur significant additional legal expenses in the future with respect to litigation.

Dependence on Key Personnel

         On November 13, 1996, the Company announced Fernand B. Sarrat as President and Chief Executive Officer. Sarrat, 45, succeeds Lewis C. Morris, 64, who suffered a stroke in May, 1996. Dr. Jim Omura, Chief Technology Officer, had been serving as acting Chief Executive officer. At this time, the Company is unable to assess the potential impact resulting from the retirement of Mr. Morris, a co-founder of the Company, and the transition to a new CEO.

         The Company's future success will depend to a large extent on the abilities of and successful transition to the new CEO, as well as continued contributions of its executive officers and key management and technical personnel. The failure to successfully integrate the new CEO into the Company, loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

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

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the SecureManager and Secure Node products, which are under development, and the SecureGate, SecureTraveler, SecurePocket Traveler, SecureFrame and SecureDomain products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's results of operations. Failure of such products to achieve market acceptance would have a material adverse effect on the Company's financial condition and results of operations.

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

Management of Growth

         The Company has recently experienced and may continue to experience substantial growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. The Company is currently attempting to hire a number of engineering personnel and has experienced delays in filling such positions. The Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's financial condition and results of operations.

Patents and Proprietary Rights

         The Company relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns twelve U.S. patents covering certain aspects of its product design. The Company also has the exclusive right to sublicense the Stanford Patents, which expire in 1997. There can be no assurance that any patent, trademark, copyright or license owned or held by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued within the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

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

Risks Associated with International Sales; Reliance
Upon Local Partners; Restrictions on Export

         International product sales represented approximately 33%, 35%, 47% and 56% of revenue in 1993, 1994, 1995 and the nine months ended September 30, 1996, respectively. In particular, sales of the Company's wireless communications products are currently concentrated in developing countries.

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

         The Company's ability to compete successfully in foreign countries is dependent in part on the Company's ability to obtain and retain reliable and experienced in-country value added resellers ("VARs"), distributors and other strategic partners. The Company does not have long-term relationships with any of its VARs and distributors and, therefore, has no assurance of a continuing relationship within a given market.

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

Dependence On Component Availability, Subcontractor
Performance And Key Suppliers

         The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single, or a limited number of, sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is currently engaged in several litigation matters relating to the patents that cover Public Key cryptography. Certain of the pending cases (N.D. Cal Nos. C-94-02322 (the "MIT Patent Case"), MMC; C-94-20512 SW (the "Third Party Case"); and C-95-03256 WHO (the "Stanford Patents Case") (collectively "the Public Key Cases")) pertain to the patents issued to Stanford University (U.S. Patents Nos. 4,200,770, 4,218,582, and 4,424,414) that claim the invention of Public Key cryptography (the "Stanford Patents") and the Company's sublicensing rights with respect to those patents. The Public Key Cases also pertain to a patent developed at the Massachusetts Institute of Technology that claims a particular implementation of Public Key cryptography (U.S. Patent No. 4,405,892) using the algorithm known as RSA (the "MIT Patent") and the rights of RSA DSI with respect to the Stanford Patents. An additional litigation matter (D.D.C. No. CV02121) (the "DSS Case") relates to the digital signature standard ("DSS") adopted by the National Institute of Standards and Technology ("NIST"). The Third Party Case was brought by an individual seeking, among other things, to invalidate the Stanford Patents and the MIT Patent.

         The Public Key Cases. The Company's wholly-owned subsidiary Caro-Kann Corporation ("Caro-Kann") holds exclusive sublicensing rights to the Stanford Patents, and RSA DSI currently holds the exclusive sublicensing rights to the MIT Patent. In 1990, the Company and RSA DSI formed Public Key Partners, a California general partnership ("PKP"). The partners assigned to PKP exclusive sublicensing rights with respect to all of their Public Key patents, including the Stanford and the MIT Patents.

Certain disputes arose between Cylink, Caro-Kann and RSA DSI in the years following the formation of PKP. In April 1994, Cylink and Caro-Kann initiated private arbitration proceedings against RSA DSI (the "Arbitration"). In the Arbitration, Cylink sought relief with respect to its contractual claim to a license for the MIT Patent and to damages resulting from RSA DSI's alleged diversion of PKP business opportunities. RSA DSI made certain counterclaims against Cylink for breach of fiduciary duty. The arbitrators issued a ruling in September 1995, which determined that: (i) PKP was to be dissolved, effective as of September 6, 1995; (ii) Cylink has an option to a patent license to the MIT Patent, subject to certain then unspecified conditions requiring inclusion of RSA DSI software in Cylink products covered by the MIT Patent; and (iii) RSA DSI did not have, and never had during PKP's existence, sufficient rights to grant to its customers the right to make copies of software incorporating the Stanford Patents without a license under the Stanford Patents. With PKP's dissolution, the exclusive right to sublicense the Stanford Patent was returned to Caro-Kann, and the exclusive right to sublicense the MIT Patent was returned to RSA DSI. The arbitrators further ruled that neither party prevailed on the material breach issues.

         Both parties submitted further with respect to their claims for damages based on other alleged breaches of the partnership agreement and their fiduciary duties and requested clarification to Cylink's license to the MIT Patent. On February 1, 1996, the arbitrators issued an additional ruling, in which the arbitrators (i) clarified that Cylink could include all or any part of RSA DSI's software code in its products, rather than merely selected software specified by RSA DSI, (ii) ordered RSA DSI to use its best efforts to provide Cylink with the requirements for licensing the software and (iii) stated the royalty terms on which such software was to be licensed to Cylink for use in stand-alone software products as well as hardware products. In that ruling, the arbitrators further denied the parties' claim for damages against each other and stated that each party had the right to be indemnified by PKP for legal expenses incurred in connection with related actions.

         On May 9, 1996, the arbitrators further ruled that RSA DSI was obligated to provide its software to the Company according to license terms commensurate with the form of license agreement it offered to other licensees on September 6, 1995. The effect of this ruling at this time is that the Company will be able to make, use, and sell products incorporating RSA DSI software by modifying such software to create interfaces and other software necessary to enable such products to operate. In return, the Company will pay a source code fee of $50,000, and a $5.00 per copy minimum for software products. The Company has received RSA DSI's source code and is entitled to practice the MIT Patent if it so chooses.

         In June 1994, after RSA DSI threatened to sue Cylink for patent infringement, Cylink initiated the MIT Patent Case (N.D. Cal. No. 94-02332 MMC), seeking a declaratory judgment that the MIT Patent is invalid or unenforceable against Cylink. RSA DSI has counterclaimed in this action seeking unspecified damages from Cylink for infringement of the MIT Patent with respect to products that practice the MIT Patent technology. The Company has obtained an opinion from its patent counsel that the MIT Patent is unenforceable. However, if the MIT Patent is not adjudicated to be unenforceable, Cylink believes that its only products that may rely on the MIT Patent prior to obtaining one RSA DSI source code are the Secure X.25L and the Secure X.25H encryptor products. As a result, the Company does not believe that an adverse determination in the MIT Patent Case with respect to infringement will have a material adverse effect on the Company's financial condition, liquidity or results of operations. In addition to its claims of infringement, RSA DSI has also asserted certain claims for breach of fiduciary duty relating to PKP and for other matters that were addressed in the Arbitration.

         In September 1995, RSA filed the Stanford Patents Case (N.D. Cal. No. C95-03256 WHO) against Cylink seeking declaratory relief to invalidate the Stanford Patents. The Stanford Patents Case is in the discovery phase. The Company has obtained an opinion from its patent counsel that the two principal
Stanford Patents are valid. On April 8, 1996, the Court denied the Company's motion for summary judgment on the res judicata effect of the Arbitration decision dated September 6, 1995. The effect of the Court's ruling at this time is that the Company's claims for relief may be deferred until trial. On May 16, the Court denied RSA DSI's motion for summary judgment on the issues of patent exhaustion and implied license, and denied the Company's motion for summary judgment on the issue of licensor estoppel. The effect of the Court's rulings at this time is that these claims for relief may be deferred until trial. On May 16, 1996 the Court also granted the Company's motion for leave to supplement its counterclaims against RSA DSI to allege direct, as well as indirect, infringement. Finally, the Court concluded a Markman type hearing to resolve issues related to construction of the patent claims on October 1-2, 1996 and set a trial date of February 3, 1997. Even if the Stanford Patents were adjudicated to be invalid, Cylink has not historically received significant royalty or license fees with respect to the Stanford Patents, and the Stanford Patents expire in 1997. As a result, the Company believes that the RSA DSI claims against the Stanford Patents, even if successful, would not have a material adverse effect on the Company's financial condition, liquidity or results of operations. Caro-Kann has cross-complained against RSA DSI in the Stanford Patent Case for contributory infringement and inducement of infringement of the Stanford Patents.

         In July 1994, an individual filed the Third Party Case (N.D. Cal. No. C94-20512 SW) against PKP and RSA DSI seeking, among other things, to invalidate the Stanford Patents and the MIT Patent. Caro-Kann has been allowed to intervene in light of the dissolution of PKP for the limited purpose of defending the validity of the Stanford Patents. At present, there are summary judgment motions pending in the Third Party Case as to the Stanford Patents and the MIT Patent, and as to various business torts alleged against RSA DSI and PKP by the third party plaintiff. In February 1996, the Stanford Patents Case and the Third Party Case were consolidated into a single action.

         The DSS Case The Company filed the DSS Case (D.D.C. No. 95-CV02121) on November 15, 1995 to seek a declaratory judgment consistent with NIST's previously stated position that the practice of the digital signal algorithm ("DSA") in complying with the DSS, a Federal Information Processing Standard, does not infringe a patent owned by Dr. Claus P. Schnorr (U.S. Patent No. 4,995,082) (the "Schnorr Patent"). The Company has obtained an opinion from its counsel that

DSS is not covered by the Schnorr Patent. Based on representations by Dr. Schnorr and his representatives, RSA DSI, that they were not threatening suit for infringement of the Schnorr Patent by practicing DSS, the court dismissed the DSS case on September 26, 1996. However, should it be determined in the future that the Company's products infringe the Schnorr Patent, such a determination could create confusion in the marketplace of DSS-based products, require that the Company pay damages and obtain a license to the Schnorr Patent to the extent such license is available or require the Company to redesign its products to eliminate DSS methods. If any of such events occurs, the Company's financial condition and results of operations could be materially and adversely affected.

         These cases involve a number of complex issues, and no assurance can be given as to the likely outcome of the Stanford Patents Case, the RSA DSI Patent Case, the DSS Case or the Third Party Case. The Arbitration resulted in substantial costs and diversion of effort by the Company, and the Company may continue to incur significant legal expenses with respect to litigation.

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1996                        CYLINK CORPORATION
                                               (Registrant)


                                               By: /s/ John H. Daws
                                                  ------------------------------
                                                   John H. Daws
                                                   Vice President of Finance
                                                   and Administration and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer
                                                   and Principal Financial
                                                   Officer)