Form 10-Q/A
period 1996-09-30
CYLINK CORP /CA/
filed 1997-01-07
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                 EXHIBIT INDEX



Exhibits and Reports on Form 10Q/A



     Exhibit 27       Financial Data Schedule