Form 10-K405
period 1996-12-31
CYLINK CORP /CA/
filed 1997-03-31
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996          Commission File No. 0-27742


                               CYLINK CORPORATION
             (Exact name of registrant as specified in its charter)



          California                                          95-3891600
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                910 Hermosa Court
                           Sunnyvale, California 94086
                    (Address of principal executive offices)

                                 (408) 735-5800
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes           X              No
                   -----                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 1997, as reported by the Nasdaq National Market, was approximately $103,661,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 14, 1997, there were 25,755,468 shares of the Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 22, 1997, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I


         The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink Corporation's ("Cylink" or the "Company") expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include: the Company's statements in Part I,
Item 1 "Business" regarding (i) its belief that solving network security issues will increase applications accessible through public networks, (ii) its strategies for continuing to be a leading provider of enterprise-wide information security products and to establish network security standards for the secure exchange of information, (iii) its belief that it has a competitive advantage, and that its AirLink products respond to a need, in the wireless communications market for spread spectrum radio products, and its strategy for its AirLink products providing last mile and data network solutions at ranges of up to 30 miles, (iv) its plans to develop domestic and international strategic marketing and product development relationships, (v) its expected research and development expenditures for the enhancement of the Company's existing products, including its Secure Enterprise Architecture Stack and AirLink products, and for the development and introduction of new products, and (vi) the Company's intention to expand foreign sales channels and enter additional international markets; the Company's statements in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding (i) the Company's expectation that it will more likely than not realize its net deferred tax assets based on future income in the next twelve months, and (ii) the sufficiency of the Company's existing liquidity and capital resources; and, management's belief that resolution of certain litigation described in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 "Financial Statements and Supplementary Data" will not have a material adverse effect on the Company's financial position. All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in Item 1 "Business - The Cylink Strategy, - Information Security Products, - Research and Development, and - Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.


ITEM 1.  BUSINESS

         The Company supplies network information security products that enable the secure transmission and authentication of data over local area networks ("LANs"), wide area networks ("WANs") and public packet switched networks, such as the Internet. The Company's broad line of information security products provides an integrated solution that prevents unauthorized access or manipulation of information, enables secure electronic commerce over the Internet and allows mobile users to securely access corporate networks. Cylink further offers a line of spread spectrum radio products for wireless transmission of voice and data communications which operate in the unlicensed spread spectrum bands adopted by the U.S. Federal Communications Commission ("FCC") in 1985 and subsequently adopted in many other countries throughout the world. The Company's spread spectrum radio products focus primarily on the fixed location, outdoor, wireless communications infrastructure market.

         The Company was formed in 1984 as a partnership and subsequently incorporated in California in 1989. In February and March of 1996, the Company completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering, the Company sold 5,750,000 shares of its Common Stock which generated approximately $79.3 million of cash, net of underwriting discounts, commissions and other offering costs. The Company operates in one industry segment -- secure communications products. The Company's operations outside of the United States consist primarily of a sales and service office in the United Kingdom, with smaller sales offices in several other countries. See Note 11 of the Notes to Consolidated Financial Statements for geographic area information.

Industry Background

         The demand for information security and authentication of data in computer networks has increased significantly as a result of the shift from mainframe to distributed computing and the increasing use of shared public packet switched networks, such as the Internet. The increased number of users that can now share computing resources and communicate with each other over LANs, WANs and public networks raises significant new access and security issues that are more difficult to address than in mainframe-based host systems.

         Over the last decade, the shift from mainframe to distributed computing has increased the level of electronic information transmission. The client/server environment enables information sharing and efficient communications that are increasingly seen as competitive advantages in business. In addition, the prevalence and ease-of-use of modem-based connections have broadened the definition of a LAN, enabling users in remote locations to access the central databases and applications on the LAN. However, as organizations increasingly rely on electronic transmission of data, their information becomes increasingly vulnerable. Individuals have been able to exploit system weaknesses to gain unauthorized access to networks, network transmissions and individual network computers, and have used such access to alter or steal data or, in some cases, to launch destructive attacks on data or computers within a network. Several well-publicized attacks have brought attention to certain attackers' techniques (given colorful names such as "packet spoofing," "password sniffing," "Trojan horse," and "session hijacking").

         Until 1993, the primary means by which sensitive data was transmitted between distant points within a WAN was through private leased lines. Cost and other factors have led organizations to move away from these private leased lines to public networks, such as the Internet. Compared to private leased lines, public networks offer improved support at a significantly lower user charge due to economies of scale achieved through the larger number of users sharing the network. While providing these benefits, the use of public networks increases the need to ensure the security of information transmitted over these networks. In public networks, transmitted information is exposed to others, who can, in the absence of effective security measures, gain access to, manipulate and divert the transmitted data.

         Public networks enable connections among home personal computer ("PC") users, remote users and corporate networks. Much of the recent growth of the Internet has been attributed to an increase in commercial access providers and organizations seeking to market products or services to users. The Internet and other public networks are enabling increasing numbers of computer users to engage in electronic commerce, such as banking, trading securities, verifying credit and purchasing products and services. These increasing levels of electronic commerce place a premium on ensuring the integrity and security of information transmission.

         Complete information security solutions for LANs, WANs and public networks must perform each of the following five critical functions:

o Access control -- Access to a computer network must be limited only to specific authorized users.

o Privacy -- An authorized user must be prevented from viewing another party's private data.

o Authentication -- The receiver of the transmitted information must be able to verify the identity of the sender.

o Integrity -- The receiver and the sender must know that the transmitted data has not been changed or compromised by any unauthorized manipulation.

o Non-repudiation -- Both the sender and receiver must be able to verify that a data transmission has been executed and cannot be later repudiated by either party.

         To date, a substantial portion of the demand for information security over public networks has been addressed by only partial solutions. "Firewall" products offer access control primarily by filtering incoming information based on packet addresses. Greater access control is possible with secret passwords of various types, including the use of time-varying and challenge-response password tokens. These tokens and access control systems generally provide some level of user authentication, but no privacy, integrity or non-repudiation. Many other encryption products provide privacy, but do not perform the other security functions, nor are they easily controlled or managed from one central location. The Company believes that the use of public networks for electronic commerce and other applications has been slowed to date by concern over network security and that solving security issues will increase the types of applications that can be accessed through public networks.

The Cylink Solution

         Through its recently introduced products and those under development, Cylink offers information security products designed to provide a comprehensive system-wide information security solution that addresses the five critical functions of access control, privacy, authentication, integrity and non-repudiation in a scaleable, centrally-managed system. The Company's products incorporate the latest commercially available security technologies, including Public Key cryptography-based digital signatures, certificates and key exchange techniques, which enable the Company to offer a broad, flexible and scaleable information security solution. The Company's information security products incorporate Cylink's Secure Enterprise Architecture Stack, an integrated group of software security modules that provide the foundation for an enterprise-wide information security solution.

The Cylink Strategy

         The Company intends to maintain its position as a leading provider of enterprise-wide information security solutions and to establish standards for the secure exchange of information among users of LANs, WANs and public networks, such as the Internet. The Company seeks to achieve these goals through the following strategies:

o Offer Comprehensive Enterprise-Wide Information Security Solutions. The Company's strategy is to offer a broad, centrally manageable and flexible line of information security products that provides a virtual private network from end node to end node. The Company's recently introduced products and those under development are designed to authenticate the user (not just the IP address) and prevent unauthorized access to a network system and information within that system.

o Maintain and Leverage Technology Expertise in Public Key Cryptography. The Company plans to maintain its technology expertise in the application of Public Key cryptography through a combination of internal research and development efforts, government research and development contracts and customer funded research, and partnering with strategic vendors, focusing on technologies that are critical to the proliferation of electronic commerce over public switched networks. The Company's technological achievement has resulted in the use of Cylink's products by the U.S. Federal Reserve System and Society for Worldwide Interbank Financial Telecommunications ("S.W.I.F.T."), and the development of one of the first government approved key recovery architectures. In 1996, the Company had net research and development expenses of approximately $11.3 million.

o Broaden Use of Public Key Technology through Licensing. The Company seeks to proliferate its specific methods of implementing Public Key technology by licensing certain of its core technical components and its Public Key cryptographic libraries to strategic partners. To encourage the use of Public Key cryptography, the Company has licensed the Stanford Patents (defined below) to over 30 companies, including Cisco Systems, Inc. ("Cisco"), 3Com Corporation, Hughes Aircraft Company, Intel Corporation, Microsoft Corporation, Motorola, Inc., Open Market, Inc., PictureTel Corporation, Scientific-Atlanta, Inc., Sun Microsystems, Inc. and Tandem Computers, Inc. The Company's technology licensing partnership with Cygnus Solutions, Inc. enables software developers to incorporate basic Cylink information security protocols and techniques into their software products. The Company's goal is to provide a migration path that enables vendors to upgrade their systems with certain base technology which is complementary with the Company's products.

o Expand into Emerging Public Network Markets. The Company intends to leverage its expertise in providing solutions for virtual private networks by introducing new information security products for public network users. Demand for information security has historically been limited to business in security-conscious industries such as banking, telecommunications, aerospace and defense. However, with the increased use of the Internet and public networks, as well as remote access to LANs and WANs, network security is of increasing concern to most businesses and other organizations that use network-based information resources.

o Build and Foster Strategic Relationships. The Company intends to continue to develop strategic marketing and product development relationships with key original equipment manufacturers ("OEMs") in order to further market acceptance of the Company's products. For example, the Company has licensed to Cisco certain of its software security module protocols under its OEM agreement to provide enhanced information security solutions for Cisco's customers.

         Note, however, that the market for the Company's information security products is only beginning to emerge. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. The Company's future will depend in part upon end users' demand for information security products in general, and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Any significant advance in techniques for attacking cryptographic systems could render some or all of the Company's existing and new products obsolete or unmarketable. To the extent that the Company is unable to adopt and incorporate emerging standards for implementing information security in a market segment, sales of the Company's existing and planned products in that market segment would be significantly less than the levels currently anticipated by the Company. There can be no assurance that information security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete. See "Business - Risk Factors That May Affect Future Results -- Competition, -- Evolving Information Security Market, and -- Rapid Technological Change."

Technology

         The Company's information security products are based on Public Key cryptography techniques, which were first developed in 1976 at Stanford University by Drs. Diffie and Hellman. The Company has the exclusive right to sublicense certain patents that were granted to Stanford with respect to the original Public Key methods (the "Stanford Patents"). The Stanford Patents issued in the United States will expire in the third quarter of 1997. See "Business - Risk Factors That May Affect Future Results -- Intellectual Property and Other Proprietary Rights." The Public Key cryptography methods adopted by the Company require that each user be assigned both a private number, which is confidential, and a mathematically related public number, which can be revealed without compromising the user's private number. Diffie-Hellman key exchange provides for two users in a data network to exchange their public numbers and then compute a shared secret number that is unique to them. This shared secret number can then be used as the secret encryption key in a conventional encryption system to maintain the privacy of the communication between two users.

         The Company has adopted advanced Public Key digital signature methods. An individual's digital signature is a set of unique binary numbers, which is derived from a combination of the message and the signer's private number. Any user in the network can verify this digital signature by using only the sender's public number. Digital signature methods are part of the foundation for secure electronic transactions that can scale to potentially millions of users conducting commerce on the Internet.

         The Company's products enable network administrators to act as certificate authorities that permit each authorized user in the network to have his or her public number validated for the purpose of establishing its authenticity to other users. The certification authority provides each authorized user with an electronic message containing that user's name, public number, unique privileges within the network and expiration date. This message is digitally signed by the network administrator to create the user's certificate, which in effect serves to notarize the user's public number and enable that user to conduct secure communications with other certified users within the network. Certificates can also be issued by a public authority, such as that contemplated by the U.S. Postal Service's pilot program, to authenticate users of public networks such as the Internet.

         The Company has developed an integrated set of independent software modules on which the Company's information security products are based. This software incorporates Public Key cryptography techniques in its key management system, digital signatures and certificates to provide complete, scaleable enterprise-wide security solutions. This flexible architecture includes a certification authority and a network management system that enables the network administrator to create virtual private workgroups.

         The Company designs application specific integrated circuits ("ASICs") and custom integrated circuits to implement its encryption algorithms and Public Key techniques in order to provide increased performance, security and functionality in its products at reduced cost. Cylink's significant technical achievements in the area of proprietary ASIC design include encryption chips with speeds up to 155 megabits per second ("Mbps") and Public Key co-processor chips that have the capability of handling 1,024 bit numbers.

         Cylink has developed hardware and software implementations of network interfaces, standards and protocols. Cylink information security products are designed to secure existing networks without reducing performance or requiring modifications of existing network hardware or software. The Company has developed a broad range of network interfaces for its products, which enables the Company's security products to connect to most networks in use today throughout the world. The current list of network interfaces used in Company products include: T1 (1.5 Mbps), T2 (6.2 Mbps), T3 (45 Mbps), E1 (2 Mbps), E3 (34 Mbps), X.25, V.35, X.21, Frame Relay (FRF.1, FRF.3 and FRF.4), NTT T1 (Japan), 10 Base 2, 10 Base 5, 10 Base T, HSSI, RS-232 and RS-422.

Information Security Products

         Cylink originally entered the information security market in 1986 with hardware-based link encryptors to secure transmissions between users in WANs that were communicating over private, leased communication lines. These original products formed the foundation for Cylink's SecureWAN product line, which is a family of encryption products that provide security solutions for WANs operated by government agencies, financial institutions, Fortune 1000 companies and telecommunications companies. In response to the movement of WAN users to public networks, Cylink has developed packet encryptors that enable secure transmission of packets of data between two points in X.25 and Frame Relay based public networks. Because of the proliferation of LANs, the Company developed its SecureLAN product line to manage, control and monitor information within a LAN. Cylink also developed its SecureAccess product line to allow remote and mobile users secure access to their corporate computing resources.

         The Company's products are designed to be modular, scaleable, configurable and easy to use. Customers can easily configure and upgrade their Cylink security systems through the purchase of Cylink products that meet their specific, evolving information security needs. Most of the Company's recently introduced products are based upon the Company's Secure Enterprise Architecture Stack and are designed to be managed as an integrated, interoperable security system by the Company's SecureManager products.

         The following table sets forth Cylink's principal information security products currently offered or under development:

                                                                       Year
 Product                        Description                         Introduced
 -------                        -----------                         ----------

SecureWAN Family
CIDEC-HS                   High Speed T1 Link Encryption               1986
CIDEC-MS                   Medium Speed Link Encryption                1987
CIDEC-LS                   Low Speed Link Encryption                   1987
CIDEC-VHS                  Very High Speed T3 Encryption               1990
CIDEC-MLS                  Integrated Link Cards                       1993
SecureX25L                 Low Speed X.25 Packet Encryption            1993
SecureX25H                 High Speed X.25 Packet Encryption           1994
SecureFrame                Frame Relay Packet Encryption               1996

SecureLAN Family
SecureDomain               Router Domain Packet Encryption/Access      1996
SecureNode Software        PC Packet Encryption/Access                   *
SecureNode Card            Accelerator Card for SecureNode Software      *

SecureAccess Family
SecurePhone                Telephone Encryption                        1989
SecureFX                   Group 3 Fax Encryption                      1990
SecureGate                 Server Software for SecureAccess Family     1996
SecureTraveler             Windows Software Encryption/Access          1997
SecurePocket Traveler      Stand Alone Encryption/Access               1997
Trust Point Data           Mail and File Encryption                      *

SecureManager
CSMS                       SecureX25 Network Management                1994
SecureManager              Manages all SecureLAN Products              1996

----------
* Indicates products under development and scheduled for introduction in 1997.

         SecureWAN Product Family. The Company's SecureWAN product family is a complete line of link encryptors that utilize Diffie-Hellman key management techniques to support conventional encryption algorithms, such as the data encryption standard ("DES") and Cylink proprietary algorithms. Depending on the product model, the SecureWAN encryptors operate at varying data rates over private and public networks and support most widely used data link protocols.

         The Company's original CIDEC line of data and voice encryption products offers full encryption and access control and is available in a number of models that range from high speed T1 and T3 data transfer rates (1.54 Mbps and 45 Mbps, respectively) to low speed transfer rates (1200 bits per second to 256 kilobits per second ("kbps")). The Company believes that its CIDEC-VHS/VHX products are the fastest data link encryptors commercially available in the world today.

         Cylink's  high  speed   SecureX25H  and  low  speed   SecureX25L  offer
encryption for public switched packet networks based on X.25 packet transmission technology and support data rates up to 64 kbps and up to 512 virtual circuits.

         Cylink's SecureFrame product is designed to operate as a dedicated Frame Relay encryptor capable of operations on any public or private Frame Relay-based network. The SecureFrame is designed to support data rates of up to
2.048 Mbps and up to 1,024 user addresses.

         SecureLAN Product Family. The Company's SecureLAN product family is designed to provide packet-based security solutions for both private and public networks. The Company's SecureLAN products are designed to allow a customer to create and control access to groups within the network, known as virtual private workgroups. For example, a customer could segregate within a network certain departments, such as human resources and finance, denying employees from other departments access to files within the virtual private workgroup. Further, within a virtual private workgroup, the Company's SecureLAN products are designed to allow certain users, such as the director of human resources, greater access to files than other users.

         The SecureDomain product is a hardware device that resides between the router and subnet in a LAN. The SecureDomain product supports simultaneous secured TCP/IP and IPX communications among networks and subnets. The SecureDomain product is designed to allow organizations to use the Internet as part of their own secure virtual private network. Under the Company's existing licensing relationship with Cisco, Cisco is authorized to embed the SecureDomain software product in its router products as part of Cisco's IOS operating system.

         Cylink's SecureNode products are under development and are being designed to extend the functionality of SecureDomain to the desktop level and enable encryption at substantially faster speeds than are currently available from software-only solutions.

         SecureAccess Product Family. Addressing the need for secure remote access to private networks, the Company's SecureAccess product line is designed to enable secure dial-up access to a corporation's LAN or WAN. The SecureAccess products can be combined to create an access control solution that provides the network administrator with the five critical functions of network security for a virtual private network over public switched telephone networks ("PSTNs") and the Internet. The SecureAccess product line is scaleable to accommodate thousands of users and, among other applications, can enable electronic commerce over the Internet.

         The SecureGate Server, which physically resides between the customer's communications server and modems, can monitor and protect corporate information resources by controlling incoming and outgoing calls to and from the network. SecureGate provides centralized management and tracking of remote users and their individual security profiles, with audit trails of all system activities. SecureGate also acts as the certificate authority for the SecureAccess system.

         SecureTraveler for Windows is a PC-based software security client for SecureGate and responds to customers' needs to share critical information over PSTNs and the Internet. SecureTraveler is designed to operate transparently with Windows communications applications to secure end-to-end sessions in their entirety.

         SecurePocket Traveler is a pocket-sized, hardware security device that is inserted between a laptop PC, desktop PC or other computer device and a modem and provides security functions similar to those provided by SecureTraveler for Windows.

         SecureManager. The SecureManager is designed to allow the network administrator to centrally manage the security features of a secured network, subnet, host and node within a LAN, to create or dissolve secure workgroups and to monitor the performance of other Cylink products within the network. SecureManager enables the network administrator to configure, manage, install and modify all information security within a LAN or WAN from one point in the network.

         The Company's future results of operations will be highly dependent on the successful marketing and customer acceptance of the SecureFrame, SecureManager, SecureGate, SecureTraveler, SecurePocket Traveler and SecureDomain products, which were recently introduced. To date, the Company has made only modest commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that these products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -- Dependence on Recently Introduced and New Information Security Products, and -- Product Liability Risks."

Sales, Marketing and Customer Support

         Cylink markets its information security products primarily through its direct sales force and, to a lesser extent, through distributors and OEMs. The Company's direct sales force operates from the Company's headquarters in Sunnyvale, California and from four sales offices, and directs its efforts primarily at government agencies, financial institutions, Fortune 1000 companies and telecommunication carriers. Cylink's sales force, engineers and technical personnel work closely with customers in order to design system security and network configurations that are tailored to the customers' needs.

         International sales of information security products are made primarily through the Company's six foreign sales offices and numerous distributors. The Company does not have long-term contractual relationships with any of its distributors and, therefore, has no assurance of a continuing relationship within a given market.

         To date, the customers of the Company's information security products have primarily consisted of Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who use the Company's SecureWAN products to encrypt and secure their private leased line WANs. From inception through December 31, 1996, the Company sold over $125 million of information security products in the U.S. and abroad. Demand for computer and network security has historically been limited to businesses in security-conscious industries such as banking, telecommunications, aerospace and defense. However, with the increased use of WANs, public networks and remote access to LANs and WANs, network security is of increasing concern to most businesses and other organizations that use computer- or network-based information resources.

         A representative list of the end users of the Company's information security products is set forth below:


Fortune 1000                  Financial                 Government                  Telecommunications
Companies                   Institutions                 Agencies                        Carriers
---------                   ------------                 --------                        --------
Caterpillar                Bank of America           Department of Defense              AT&T
Computer Sciences Corp.    Bank of China             Department of Justice              Bell Atlantic
IBM                        Bankers Trust             Department of Treasury             MCI Communications
Lockeed Martin             Citibank                  Federal Reserve Bank               Pacific Bell
Motorola                   Credit Suisse             Internal Revenue Service           U.S. Sprint
                           Lloyds Bank               U.S. Postal Service
                           S.W.I.F.T.
                           Swiss Bank

         The Company believes that customer support is essential to developing and maintaining good relationships with its customers. Cylink's support personnel are responsible for providing installation, technical training, technical support, on-site support and repair services. The Company sells end users a number of different levels of support, maintenance and service options, including extended warranties, emergency replacement services, product upgrades and on-site support. The company offers service and support from its headquarters and from service and support centers in New Jersey, the United Kingdom, Singapore, China and Russia. Telephone support is available twenty-four hours per day, seven days per week, through a toll-free hotline.

Wireless Communications Product Line

         Cylink offers a line of spread spectrum radio products that are used for wireless transmission of voice and data communications which operate in the unlicensed spread spectrum bands adopted by the FCC in 1985 and subsequently adopted in many other countries throughout the world. In 1990, the Company began to focus on the growing market for wireless communications, particularly that section of the wireless market that cannot be addressed by conventional wireless cellular solutions. During 1994, 1995 and 1996, sales of AirLink products accounted for approximately 32%, 38% and 50%, respectively, of the Company's revenue. A large portion of the demand for wireless communications products comes from developing countries where the absence of a reliable wired telecommunications infrastructure provides a significant opportunity for a wireless spread spectrum based solution to respond to the growing need for modern data communications capabilities.

         The Company's AirLink product line was first introduced in 1991 and has two primary applications. The first application is to provide telephone connectivity to remote locations where the limited number of users does not justify the cost of a cellular station or wired communications link. AirLink is capable of providing point-to-point communications over distances up to thirty miles. The second application is to provide a data transmission network in locations, such as developing countries, where wired telecommunications infrastructure is either unreliable or nonexistent. Cellular phone systems are designed for voice communications, and are believed by Cylink's customers to be too expensive for, and do not support sufficiently fast data transfer rates for, data communications.

         In addressing these two markets, the Company has positioned its AirLink product line between the full featured, point-to-point, very high speed microwave radio links and the high volume, low power spread spectrum wireless devices. The Company believes that its AirLink product line responds to a market need that exists between these two ends of the marketplace for a cost effective, ruggedized, outdoor wireless product offering that is capable of transmitting at medium data rates between 19.2 kbps and 2 Mbps. The Company offers over 20 different models of its AirLink products to specifically address a wide range of individual customer needs within this market segment.

         The Company's strategy for its AirLink product line is to provide last mile and data network solutions at ranges of up to 30 miles and to continue to seek feature improvements and cost reductions to enhance and maintain its position within this market segment. The Company intends to maintain its strong technical position in the wireless communications market through continued improvement of its radio frequency designs, ASIC modem chips and software modules.

         The following table lists the Company's current wireless communication product lines:

                                                                                                    Year
   Product                            Description                      Frequency Band            Introduced
   -------                            -----------                      --------------            ----------
AirLink Modem Family
AirLink L-Band               Data Rate: 19.2 kbps to 256 kbps            902-928 MHz               1992
                             Extended Temperature Operation
AirLink S-Band               Data Rate: 19.2 kbps to 512 kbps            2.400-2.483 GHz           1993
                             Meets ETSI (European) Standard
AirLink VF                   Single Channel Voice Link                   902-928 MHz               1992
AirLink Bridge               Wireless Ethernet Bridge Link               2.400-2.483 GHz           1995
AirLink Data Metro           Wireless Remote Access Router               2.400-2.483 GHz             *
AirLink Pro 64               64 kbps WAN Solution with                   2.400-2.483 GHz             *
                             Network Management

AirLink T1/E1 Family
AirLink T1                   Data Rate: 1.544 Mbps (US T1)               5.725-5.850 GHz           1995
AirLink E1                   Data Rate: 2.048 Mbps (European E1)         5.725-5.850 GHz           1995
AirLink T1/E1 Pro            Wireless T1/E1 with Advanced                5.725-5.850GHz              *
                             Network Management

----------
*  Indicates products under development and scheduled for introduction in 1997.

         The AirLink L-Band and S-Band offer varying data rates for point-to-point communications solutions for fixed location, last mile wireless networking. The AirLink VF product is used primarily for point-to-point voice communications in last mile applications. The AirLink Bridge is a full function ethernet LAN bridge that enables a customer to establish a wireless link between separate LANs within a fifteen mile radius. The AirLink T1 and E1 products offer data transfer rates at T1 rates for the United States and E1 rates for Europe, and represent the Company's fastest and most advanced products for wireless data transmission.

         The Company believes that it has certain core technical competencies in spread spectrum signal processing that have enabled its AirLink product line to be high performance, cost-effective solutions for its targeted applications. The Company has developed certain radio frequency ("RF") and microwave circuit designs that provide high sensitivity to weak signals while retaining the ability to reject out-of-band interference. The AirLink product line has been approved for use by over 30 foreign governments. All Cylink wireless products are based on proprietary, custom integrated circuits that permit low power operation, are cost-effective and easy to manufacture. The Company has further developed a number of wireless architecture features and algorithms and holds five U.S. patents for such features as spread spectrum correlation design, multi-user detection schemes and spread spectrum modulation and demodulation designs. The Company believes that this combination of proprietary technologies and experience in spread spectrum radio have given it a competitive advantage with respect to the breadth of data rates covered, network manageability, transmission range and ease of use.

         The Company directs its wireless sales and marketing efforts primarily at countries that do not have a reliable wired telecommunications infrastructure. These sales are made primarily through value added resellers ("VARs") and distributors and, to a lesser extent, directly by Cylink in certain targeted applications. Cylink intends to pursue strategic alliances with both international and domestic system integrators and other partners that would integrate AirLink products into their last mile solutions for voice and data networks. Cylink believes that this strategy will be particularly significant in developing countries where alliances with local partners can provide better access to and knowledge of these local markets. International customers for the AirLink products include Dole Fruit & Nut Co. (Central America), Pakistan Telecommunications Corp., Unicom (China), IUSAC (Mexico), Banco Popular (Puerto
Rico), the post office for the Czech Republic and Chase Manhattan Bank. United States end users of AirLink products include AT&T Corp. ("AT&T"), Southwestern Bell, Cellular One, the U.S. State Department, Lockeed Martin Corporation, the U.S. Department of Energy, AirTouch Cellular, GTE MobilNet, Peek Traffic/Transyt and McCain Traffic Supply.

Research and Development

         The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. For its information security products, the Company's research and development strategy has in recent periods focused on the development of modular software and hardware products that can be readily integrated and adapted to the changing standards and requirements of the communications and internetworking industries. A focus of the Company's research and development efforts in 1996 has been the development of the SecureLAN, SecureAccess and SecureManager product families. The Company expects that it will continue to devote substantial research and development resources to the enhancement of its Secure Enterprise Architecture Stack software modules for the foreseeable future.

         The Company's research and development efforts for its AirLink product line are focused on strengthening its position in the fixed location, outdoor, wireless communications infrastructure market. The Company's principal 1996 development effort for its AirLink products was the development and introduction of a new AirLink T1/E1 wireless system, which the Company expects will be a primary focus of its continuing product enhancement and cost reduction efforts. The Company also expects to continue development of its custom ASIC wireless components, which provide the core for the AirLink product line.

         In 1994, 1995 and 1996, the Company's gross research and development expenses were $8.8 million, $11.3 million and $17.4 million, respectively. From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. The amount recognized under these research and development contracts are offset against research and development expense. Amounts recognized under non-recurring engineering contracts totaled $0.7 million, $1.1 million and $6.1 million in 1994, 1995 and 1996, respectively.

         The Company believes that its ability to attract and retain qualified development personnel is essential to the success of its development programs.
The market for such personnel is highly competitive and the Company's development activities could be adversely affected if the Company is unsuccessful in attracting and retaining skilled technical personnel. See "Business - Risk Factors That May Affect Future Results -- Dependence on Key Personnel, and --Management of Growth." In addition, the markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and introduce new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products  in a timely  manner  which  satisfy  customer  needs,  achieve  market acceptance or address technological changes in its target markets. The failure of the Company to develop products and introduce them in a timely manner could adversely affect the Company's competitive position, financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -- Competition, -- Dependence on Recently Introduced and New Information Security Products, -- Evolving Information Security Market, -- Rapid Technological Change, and -- Wireless Communications Industry Regulatory Environment."

Regulatory Matters

         The Company's information security products are subject to the export restrictions recently transferred to administration by the U.S. Department of Commerce, which license the export of encryption products subject to certain technical restrictions. In addition, these U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure all U.S. export licenses routinely, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, the Company's distributors have not been denied permission to import the Company's products. See "Business - Risk Factors That May Affect Future Results -- Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export."

         The Company's wireless products are subject to regulations of the FCC and regulations of the telecommunications regulatory authority in each country where the Company sells its products. These regulations are in the form of general approval to sell products within a given country for operation in a given frequency band, one time equipment certification, and, at times, local approval for installation. In the United States, all Cylink wireless products are subject to FCC Part 15 rules on unlicensed spread spectrum operation. In the international markets, government regulations vary. In those countries that have accepted certain worldwide standards, such as the FCC rulings or those from the European Telecommunications Standards Institute, Cylink has not experienced significant regulatory issues in bringing its products to market. Approval in these markets involves retaining local testing agencies to verify specific product compliance. However, many developing countries, including the large markets in India and China, have not fully developed or have no frequency allocation, equipment certification or telecommunications regulatory standards. In these markets, Cylink is actively working, both directly and with industry standard bodies, to conform regulations to worldwide standards. See "Business - Risk Factors That May Affect Future Results -- Wireless Communications Industry Regulatory Environment."

Backlog

         Orders for the Company's products are usually placed by customers on an as-needed basis and the Company has typically been able to ship products within thirty days after the customer submits a firm purchase order. The Company's backlog consists of all orders received, regardless of the anticipated shipping date. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period. The Company does not generally maintain long-term contracts with its customers that require customers to purchase the Company's products. The Company's backlog as of December 31, 1995 and 1996 was approximately $5.1 million and $6.9 million, respectively. See "Business - Risk Factors That May Affect Future Results -- Lengthy Sales Cycle."

Manufacturing

         The Company's manufacturing operations consist primarily of component procurement, final assembly and test, and quality control of subassemblies and systems. The Company generally uses domestic independent contractors to manufacture and assemble printed circuit boards. The manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of customer requirements. The Company installs its software into the electronically programmable read only memory of its products to maintain quality control and security, and performs "burn-in" procedures and functional tests, as well as comprehensive inspections to assure the quality and reliability of its products.

         The Company's product designs are proprietary but generally incorporate industry-standard hardware components. However, certain semiconductor devices, electronic components and subassemblies are presently purchased from sole source suppliers. Certain other components are presently available or acquired from only a limited number of suppliers.

         The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. A significant interruption in the delivery of such items could have a material adverse effect on the Company's results of operations. See "Business - Risk Factors That May Affect Future Results -- Dependence on Component Availability, Subcontractor Performance and Key Suppliers."

Employees

         As of December 31, 1996, the Company had 347 employees, of whom 119 were primarily engaged in research and development, 98 in sales, marketing and related customer support services, 26 in administration and 104 in manufacturing. Of these employees, 326 were located in the United States, 15 in Europe and 6 in Asia. None of the Company's employees is represented by a collective bargaining agreement with respect to his or her employment by the Company, nor has the Company experienced any organized work stoppage. The Company considers its relations with its existing employees to be good.

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

         The Company has historically experienced significant fluctuations in its operating results on an annual and a quarterly basis and could experience such fluctuations in the future. The Company's operating results are affected by a number of factors, many of which are outside of the Company's control, including: the timing of the introduction of new or enhanced products by the Company or its competitors; market acceptance of new products of the Company, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty relating to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through the Company's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. The Company expects to introduce a number of new products in 1997. The failure of such new products to achieve market acceptance at the time anticipated by the Company, or at all, would materially and adversely affect the Company's financial condition and results of operations.

Pending Litigation

See Item 3. "Legal Proceedings."

Dependence on Key Personnel

         On November 13, 1996, the Company  announced the appointment of Fernand
B. Sarrat as President and Chief Executive Officer ("CEO"). Mr. Sarrat, 45, succeeds Lewis C. Morris, 64, who resigned in July, 1996. Dr. Jim Omura, Chief Technology Officer, had been serving as acting CEO. At this time, the Company is unable to assess the potential impact resulting from the retirement of Mr. Morris, a co-founder of the Company, and the transition to Mr. Sarrat as new CEO.

         The Company's future success will depend to a large extent on the abilities of and successful transition to Mr. Sarrat as the new CEO, as well as the contributions by its executive officers, key management and technical personnel. The failure to successfully integrate Mr. Sarrat into the Company, loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel, could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

Lengthy Sales Cycle

         Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, the Company's financial condition and results of operations would be materially and adversely affected. In addition, the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. In addition, it is possible that in the future the Company's operating results will be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the SecureManager and SecureNode products, some of which are under development, and the SecureGate, SecureTraveler, SecurePocket Traveler, SecureFrame and SecureDomain products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company's competitors in the information security markets include Security Dynamics, Semaphore, Cray Research, Racal-Guardata, Inc., and Information Resource Engineering, Inc. Northern Telecom Limited, AT&T, Motorola Corporation, Digital Equipment Corporation and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. In addition, a number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain information security.

         RSA Data Security, Inc., a subsidiary of Security Dynamics, ("RSA DSI") licenses various methods of implementing Public Key cryptography, including some that are different than (and incompatible with) the method of implementing Public Key cryptography currently used by the Company in most of its products. Although Cylink has a license to use all of the Public Key methods promoted by RSA DSI, to the extent relevant industries impose technical standards different than those currently used by the Company in any segment of the information security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for sub-T1 rate AirLink products in the wireless market is from telephone companies that offer leased line data services. The Company also competes with other suppliers of wireless products such as Digital Wireless, Utilicom, Western Multiplex and California Microwave, Inc.

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

Intellectual Property and Other Proprietary Rights

         The Company relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns twelve U.S. patents covering certain aspects of its product designs and has one additional U.S. patent application pending. The Company also has the exclusive right to sublicense the Stanford Patents, which expire in the United States in the third quarter of 1997. There can be no assurance that any patent, trademark, copyright or license owned or held by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

         The network information security and wireless communications industries in which the Company sells its products are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company has received communications from third parties asserting that the Company's patents, features or content of certain of the Company's products infringe upon the intellectual property rights held by third parties, and the Company may receive such communications in the future. The Company is not aware that any of the features or content of its products wrongfully infringe on any valid intellectual property rights of others. There can be no assurance that third parties will not assert claims against the Company that result in litigation. Any litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to the Company on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect the Company's financial condition and results of operations.

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

         In addition, a portion of the sales of the Company's information security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. There can be no assurance that the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces will be developed, or, if developed, that these networks will become viable commercial marketplaces.

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

Wireless Communications Industry Regulatory Environment

         Wireless communications are subject to regulations by United States and foreign laws and international treaties. In the United States, the Company's wireless communications products are subject to various regulations of the FCC. Current FCC regulations permit license-free operation of certain FCC certified wireless products. The future of remote wireless communications is highly volatile, due in part to ongoing uncertainty regarding telecommunications deregulation and the status of initiatives relating to the auction of licenses for personal communications service ("PCS")
frequencies. Regulatory changes, including changes in the allocation of available frequencies, could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's financial condition and results of operations.

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

Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

         International product sales represented approximately 35%, 47% and 59% of revenue in 1994, 1995 and 1996, respectively. In particular, sales of the Company's wireless communications products are currently concentrated in developing countries. The Company plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

         The Company's ability to compete successfully in foreign countries is dependent in part on the Company's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. The Company does not have long-term relationships with any of its value-added resellers ("VARs") and distributors and, therefore, has no assurance of a continuing relationship within a given market.

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


ITEM 2.  PROPERTIES

         The Company's headquarters occupies 86,000 square feet in Sunnyvale, California, the lease for which expires in June 1999. During the second quarter of 1996, the Company signed a five-year lease agreement for approximately 35,000 square feet of office and manufacturing space, also in Sunnyvale. Substantially all manufacturing activities have been moved to this site. The Company leases facilities for sales offices in New Jersey, Virginia, United Kingdom, Singapore, China, India and Pakistan. The Company believes that its current facilities are well maintained and are adequate for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

         On September 6, 1995, the Company obtained an arbitration award dissolving a former partnership, known as Public Key Partners ("PKP"), between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. Although various claims between the Company and RSA DSI were settled on December 31, 1996, a third party continues to pursue various claims against PKP and RSA DSI for wrongful business practices in action C-94-20512 SW before the United States District Court for the Northern District of California. An unfavorable outcome might affect the residual value the Company may receive from the former partnership.

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. Although the Company has placed its insurers on notice of these claims, none of them have admitted coverage. The Company believes the terminations were lawful and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, may also result in a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1996:

Name                  Age     Position
----                  ---     --------

Fernand Sarrat         45     Director, Chief Executive Officer and President

Jimmy K. Omura         56     Director and Chief Technical Officer

John H. Daws           53     Vice President and Chief Financial Officer

Robert B. Fougner      44     Secretary and General Counsel

Steven Goldberg        43     Vice President and General Manager of the Wireless
                              Communications Division

Sarah L. Engel         53     Vice President, Human Resources and
                              Organizational Development

John Kalb              49     Vice President, Business Development

Les Nightingill        46     Vice President, Special Projects

Peter J. Slocum        41     Vice President, Engineering

         Mr. Sarrat joined the Company as Chief Executive Officer and President in November 1996. Prior to joining the Company, Mr. Sarrat was with IBM Corporation for over 20 years, most recently as General Manager of Networking Computing Marketing & Services, and held such other positions as General Manager of the Networked Application Services Division, the Assistant General Manager of Marketing and Business Development, and General Manager of Marketing & Services in the Midwest.

         Dr. Omura co-founded the Company in 1984 and served as both Chairman of the Board and Vice President, Research and Development, from 1984 until December 1995. Dr. Omura is currently the Company's Chief Technical Officer and, during the period from June until November, 1996, Dr. Omura also served as the Company's acting Chief Executive Officer.

         Mr. Daws joined the Company as Vice President and Chief Financial Officer in September 1995. From April 1992 to August 1995, he was Vice President and Chief Financial Officer of Crosspoint Solutions, Inc., a software and semiconductor company, and from June 1988 to December 1991 he was Vice President, Finance of Rolm Computer Corporation, a software and computer company and a subsidiary of Loral Corporation.

         Mr. Fougner has been Secretary and General Counsel since joining the Company in December 1989. Prior to joining the Company, he was a partner in the New York law firm of Hill, Betts & Nash.

         Dr. Goldberg joined the Company as Vice President and General Manager of the Wireless Communications Division in March 1995. From September 1991 to March 1995, he served as Manager of the Communications Systems Group of Trimble Navigation Limited, a manufacturer of global positioning systems, and from September 1988 to September 1991, he served as a Senior Engineer at Applied Signal Technology, Inc., a manufacturer of signal processing equipment.

         Ms. Engel joined the Company in February 1997. Before joining the Company she was an independent consultant specializing in strategic planning, human resources and organizational development with such clients as Ford Motor Company, The Coca-Cola Company, Exxon Corporation and Harcourt General, Inc., among others.

         Mr. Kalb joined the Company in January 1997. Prior to joining the Company, he was with IBM Corporation for over 25 years, most recently as Vice President of Electronic Commerce, Internet Division, responsible for marketing, software development and operations relating to IBM's offerings for enabling commerce over the Internet.

         Mr.  Nightingill  joined  the  Company  in  November  1995 and,  in the capacity of Director, and later Vice President of Engineering, headed development of the Company's link, voice, and fax encryption products as well as the Company's CSU and access multiplexer communication products. Prior to joining the Company, he held engineering positions at TRW Vidar, GTE Lenkurt Fiber Optics Communications Division, and California Microwave's TXR subsidiary.

         Mr. Slocum joined the Company in February 1997. From July 1993 to February 1997 he served as Vice President of Engineering for Octel Communications Corporation, a provider of voice messaging systems and services. Mr. Slocum served as Director of Engineering for Silicon Graphics, Inc., a computing systems company, from July 1992 to July 1993 and MIPS Computer Systems, Inc. (merged with Silicon Graphics, Inc. in July 1992) from August 1990 to July 1992.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded in the over-the-counter market under the symbol CYLK since the Company's initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last fiscal year:

                     First            Second         Third            Fourth
Fiscal 1996         Quarter          Quarter        Quarter          Quarter
-----------         -------          -------        -------          -------

High                26 1/4           23 1/2         17 1/2            15 1/16
Low                 17               17              9 13/16          10 15/16

As of March 14, 1997, the Company had approximately 144 shareholders of record. The Company has never declared or paid dividends on its capital stock. The Company currently intends to reinvest its earnings in the development of its business and does not intend to pay dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial  information has been derived from the
Company's audited consolidated  financial statements.  The information set forth below is not  necessarily  indicative  of  results of future  operations  and is
qualified  by  reference  to  and  should  be  read  in  conjunction   with  the
consolidated  financial  statements  and related notes thereto and  Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results of  Operations
included elsewhere herein.

                                                                                       Year ended December 31,
                                                          --------------------------------------------------------------------------
                                                            1996            1995             1994             1993             1992
                                                            ----            ----             ----             ----             ----
                                                                             (in thousands, except per share data)
Revenue                                                   $ 51,958        $ 34,902         $ 26,646         $ 26,294        $ 17,209
Research and development expense, net                       11,342          10,185            8,117            5,508           5,114
Net income (loss)                                            1,197          (1,079)            (700)           1,901             932
Net income (loss) per share                               $   0.05        $  (0.06)        $  (0.04)        $   0.10        $   0.05
Shares used to compute
  net income (loss) per share                               25,761          19,572           19,351           19,901          19,255


                                                                                          As of December 31,
                                                          --------------------------------------------------------------------------
                                                             1996            1995            1994             1993            1992
                                                             ----            ----            ----             ----            ----
                                                                                        (in thousands)

Cash, cash equivalents and
   short-term investments                                 $ 78,849        $  6,098         $  6,626         $  7,193        $  5,819
Working capital                                             93,518          12,604           12,042           14,057          11,357
Total assets                                               107,088          22,725           20,663           19,777          15,795
Long-term obligations                                          241             291             --               --              --
Shareholders' equity                                      $ 97,211        $ 14,605         $ 14,149         $ 15,481        $ 13,561


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                   Year ended December 31,
                                             --------------------------------
                                             1996          1995         1994
                                             ----          ----         ----

Revenue                                      100.0%       100.0%       100.0%
Cost of revenue                               41.9         39.6         39.3
                                            ------       ------       ------

Gross profit                                  58.1         60.4         60.7
                                            ------       ------       ------

Operating expenses:
   Research and development, net              21.8         29.2         30.5
   Selling and marketing                      26.6         27.4         24.5
   General and administrative                 11.9         14.4         15.3
   Employee severance costs                    1.2          --           --
                                            ------       ------       ------

      Total operating expenses                61.5         71.0         70.3
                                            ------       ------       ------

Income (loss) from operations                 (3.4)       (10.6)        (9.6)
Other income, net                              6.2          5.3          5.2
                                           -------      -------      -------

Income (loss) before income taxes              2.8         (5.3)        (4.4)
Provision (benefit) for income taxes           0.5         (2.2)        (1.7)
                                           -------      -------      -------

Net income (loss)                              2.3%        (3.1)%       (2.7)%
                                           =======      =======      =======


The following table sets forth certain information regarding the Company's information security products and wireless communications products:

                                                      Year ended December 31,
                                                   -----------------------------
                                                   1996         1995       1994
                                                   ----         ----       ----
                                                     (dollars in thousands)
Information security product revenue              $25,793    $21,534    $18,008
Information security product gross margin              62%        67%        66%

Wireless communications product revenue           $26,165     13,368      8,638
Wireless communications product gross margin           54%        49%        50%


         Revenue. The Company's revenue increased 49% from $34.9 million in 1995 to $52.0 million in 1996. Sales of information security products and wireless communications products increased by 20% and 96%, respectively, from 1995 to 1996. The increased revenue from information security products was primarily due to increased unit sales of the Company's Secure WAN, LAN and Access encryption product line, which are used in public and private linked networks. Unit sales of the Company's older CIDEC encryption product line were essentially flat in comparison with 1995. The increased revenue from wireless communications products was primarily a result of significantly increased shipments in international markets.

         The Company's revenue increased 31% from $26.6 million in 1994 to $34.9 million in 1995. Sales of information security products and wireless communications products increased by 20% and 55%, respectively, from 1994 to 1995. These increases were primarily due to higher unit sales of the Company's existing products.

         International product revenue was 35%, 47% and 59% of revenue for 1994, 1995 and 1996, respectively. International product revenue as a percentage of total revenue increased for both information security and wireless communications products in 1995 and 1996, but the overall increase was primarily due to increased unit sales of wireless communications products.

         Gross Profit. Gross profit increased 43% from $21.1 million in 1995 to $30.2 million in 1996, but decreased slightly as a percentage of sales from 60% to 58%. As a percentage of revenue, gross profit was negatively affected by increased sales of wireless communications products, which generally have a lower gross margin than information security products. Further, gross margin on information security products declined as some of the new products have lower gross margins than the Company's older CIDEC encryption products and these new products represented an increased percentage of revenue. This decrease in gross margin was partially offset by an overall increase in wireless communication product gross margins due to increased average selling prices and reduced unit costs.

         Gross profit increased 31% from $16.2 million in 1994 to $21.1 million in 1995 primarily due to increased unit volume. As a percentage of revenue, gross profit decreased marginally from 1994 to 1995 due to increased sales of wireless communications products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 28% from $8.8 million in 1994 to $11.3 million in 1995 and 54% to $17.4 million in 1996. From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expense. Amounts recognized under non-recurring engineering contracts totaled $0.7 million, $1.1 million and $6.1 million in 1994, 1995 and 1996, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 47% from $6.5 million in 1994 to $9.6 million in 1995 and 44% to $13.8 million in 1996. The increases were primarily due to expenses associated with expansion of the Company's direct sales force, personnel increases in the marketing group, and increased costs associated with advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 23% from $4.1 million in 1994 to $5.0 million in 1995 and 23% to $6.2 million in 1996. General and administrative expense as a percentage of revenue was 15%, 14% and 12% for 1994, 1995 and 1996, respectively. The dollar increases in 1995 and 1996 are primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and provide infrastructure required for a public company. The decreases as a percentage of revenue in 1995 and 1996 were primarily due to general and administrative expenses allocated over a larger revenue base.

         Employee Severance Costs. During the fourth quarter of 1996, the Company recorded a $634,000 one-time charge related to the reorganization and replacement of several senior management positions.

         Other Income  (Expense),  Net.  Other income  (expense),  net primarily consists of royalties, interest income and interest expense. Other income increased 33% from $1.4 million in 1994 to $1.9 million in 1995 and 73% to $3.2 million in 1996. The increase in 1995 was primarily due to an increase in royalty income partially offset by a decrease in interest and other income. Royalty income in 1994 and 1995 included royalty payments from two licensees of the Company's wireless ASIC products for cordless telephones. The increase in other income for 1996 was principally due to an increase in interest income resulting from funds derived from the Company's initial public offering in February and March 1996. The Company sustained a decrease in royalty income in 1996 from the aforementioned licensees. Additionally, the Company sold marketable securities at a loss of $432,000 in 1996.

         Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes as a percentage of income (loss) before taxes was a benefit of 39% in 1994, a benefit of 41% in 1995 and a provision of 17% in 1996. Net deferred tax assets of $1.4 million at December 31, 1996, were based both on the Company's carryback capacity and management's determination that the Company will more likely than not realize such assets based on expected future income in the next twelve months. However, there can be no assurance that the Company will be profitable in future periods. See Item I "Business - Risk Factors That May Affect Future Results -- Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain." The Company's effective tax rate for 1997 is expected to increase to approximately the federal statutory rate.

         Net income (loss). The Company had losses of $700,000 in 1994 and $1.1 million in 1995, and net income of $1.2 million in 1996. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products. While revenue increased in 1995, the Company incurred a net loss due to continued high levels of research and development expenses related to the Company's strategic research and development project. In 1996, increased gross profit resulting from newer information security products and international sales of wireless communications products was largely offset by higher spending for research and development, net, and selling and marketing resulting in a loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

         In February and March 1996, the Company completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering the Company sold 5,750,000 shares of its Common Stock which generated approximately $79.3 million in cash, net of underwriting discounts, commissions and other offering costs. As of December 31, 1996, the Company had $78.8 million in cash and cash equivalents.

         Cash provided by operating activities in 1994 consisted primarily of a decrease in accounts receivable and increases in accrued liabilities and deferred revenue, offset in part by a net loss and an increase in inventories. Cash used in operating activities for 1995 was principally a result of a net loss and increased inventory and accounts receivable to support increased revenue, which were offset only in part by increases in accounts payable and accrued liabilities. Cash used in operating activities in 1996 was principally a result of increased inventory and accounts receivable to support increased revenue, which was offset in part by net income and increases in accounts payable and accrued liabilities.

         The Company made capital expenditures of approximately $1.2 million, $614,000 and $2.8 million in 1994, 1995 and 1996, respectively. Additionally, in 1995 and 1996 the Company acquired $493,000 and $256,000 of equipment financed by capital leases. These acquisitions have generally consisted of computer workstations, networking equipment, office furniture and equipment, and leasehold additions and improvements. In 1994, the Company purchased marketable securities of $2.8 million. These securities were sold in 1994 and 1996.

         The Company believes that existing cash balances and cash generated from operations will be sufficient to fund necessary purchases of capital equipment and to provide working capital through 1997. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to the Company or its shareholders. See Item 3 "Legal Proceedings" and Item 1 "Business - Risk Factors That May Affect Future Results."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules


                                                                            Page
                                                                            ----
Financial Statements:

    Report of Price Waterhouse LLP, Independent Accountants                 23

    Consolidated Balance Sheets at December 31, 1996 and 1995                24

    Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                                      25

    Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1996, 1995 and 1994                                      26

   Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                      27

   Notes to Consolidated Financial Statements                                28

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts                           42

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.




                        Report of Independent Accountants

        To the Board of Directors and Shareholders of Cylink Corporation

        In our opinion,  the  consolidated  financial  statements  listed in the above index present fairly, in all material respects, the financial position of Cylink Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



        PRICE WATERHOUSE LLP
        San Jose, California
        January 24, 1997


Cylink Corporation
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                                                                             December 31,
                                                                                                       1996                  1995
                                           Assets
Current assets:
   Cash and cash equivalents                                                                         $  78,849            $   3,240
   Short-term investments                                                                                 --                  2,858
   Accounts receivable, net of allowances of $644 and $483                                              12,682                6,013
   Inventories                                                                                           8,828                6,096
   Deferred income taxes                                                                                 1,432                1,091
   Other current assets                                                                                  1,351                  948
                                                                                                     ---------            ---------
            Total current assets                                                                       103,142               20,246

Property and equipment, net                                                                              3,760                2,295
Other assets                                                                                               186                  184
                                                                                                     ---------            ---------
                                                                                                     $ 107,088            $  22,725
                                                                                                     =========            =========
                            Liabilities and Shareholders' Equity
Current liabilities:
   Bank borrowings under line of credit                                                              $    --              $   1,000
   Current portion of lease obligations                                                                    167                  144
   Accounts payable                                                                                      3,954                1,378
   Accrued liabilities                                                                                   5,090                3,741
   Income taxes payable                                                                                     60                   90
   Deferred revenue                                                                                        353                1,289
                                                                                                     ---------            ---------
         Total current liabilities                                                                       9,624                7,642
                                                                                                     ---------            ---------
Lease obligations, long-term                                                                               241                  291
                                                                                                     ---------            ---------
Deferred income taxes                                                                                       12                  187
                                                                                                     ---------            ---------

Commitments and contingencies (Notes 10 and 12)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                         --                   --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      25,597,000 and 19,087,000 shares issued and outstanding                                              257                  191
   Additional paid-in capital                                                                           89,772                9,281
   Notes receivable from shareholders                                                                     (301)                (515)
   Deferred compensation related to stock options                                                         (334)                (417)
   Unrealized loss on investments                                                                         --                   (416)
   Cumulative translation adjustment                                                                         4                 (135)
   Retained earnings                                                                                     7,813                6,616
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  97,211               14,605
                                                                                                     ---------            ---------
                                                                                                     $ 107,088            $  22,725
                                                                                                     =========            =========


                             The accompanying notes are an integral part of these financial statements.


Cylink Corporation
Consolidated Statements of Operations
(dollars in thousands, except per share data)

                                                                                          Year ended December 31,
                                                                               1996                 1995                   1994

Revenue                                                                  $     51,958           $     34,902           $     26,646
Cost of revenue                                                                21,767                 13,800                 10,474
                                                                         ------------           ------------           ------------
Gross profit                                                                   30,191                 21,102                 16,172
                                                                         ------------           ------------           ------------

Operating expenses:
   Research and development, net                                               11,342                 10,185                  8,117
   Selling and marketing                                                       13,788                  9,570                  6,516
   General and administrative                                                   6,185                  5,037                  4,088
   Employee severance costs                                                       634                   --                     --
                                                                         ------------           ------------           ------------
            Total operating expenses                                           31,949                 24,792                 18,721
                                                                         ------------           ------------           ------------

Income (loss) from operations                                                  (1,758)                (3,690)                (2,549)

Other income (expense):
   Interest income, net                                                         3,303                     50                    198
   Royalty and other income (expense), net                                        (97)                 1,806                  1,199
                                                                         ------------           ------------           ------------

Income (loss) before income taxes                                               1,448                 (1,834)                (1,152)
Provision (benefit) for income taxes                                              251                   (755)                  (452)
                                                                         ------------           ------------           ------------
Net income (loss)                                                        $      1,197           $     (1,079)          $       (700)
                                                                         ============           ============           ============

Net income (loss) per share                                              $       0.05           $      (0.06)          $      (0.04)
                                                                         ============           ============           ============

Shares used to compute net income (loss)
   per share                                                               25,761,000             19,572,000             19,351,000
                                                                         ============           ============           ============


                             The accompanying notes are an integral part of these financial statements.


Cylink Corporation
Consolidated Statements of Shareholders' Equity
(dollars in thousands)


                                                                                            Deferred
                                                                              Notes      Compensation
                                                                Additional  Receivable     Related to    Unrealized
                                         Common Stock            Paid-in      from           Stock         Loss on
                                      Shares       Amount        Capital   Shareholders     Options      Investments
Balance at December 31, 1993       17,623,000    $   176       $   7,062    $  --          $  --          $   --
Issuance of common stock
   under stock option plans            14,000       --                10       --             --              --
Tax benefit from exercise of
   nonqualified stock options            --         --                 6       --             --              --
Repurchase of common stock            (13,000)      --               (15)      --             --              --
Unrealized loss on investments           --         --              --         --             --              (679)
Translation adjustment                   --         --              --         --             --              --
Net loss                                 --         --              --         --             --              --
                                   ----------    -------       ---------    -------        -------        --------

Balance at December 31, 1994       17,624,000        176           7,063       --             --              (679)
Issuance of common stock
   under stock option plans         1,463,000         15           1,801       (515)          --              --
Deferred compensation related
   to stock options                      --         --               417       --             (417)           --
Unrealized gain on investments           --         --              --         --             --               263
Translation adjustment                   --         --              --         --             --              --
Net loss                                 --         --              --         --             --              --
                                   ----------    -------       ---------    -------        -------        --------

Balance at December 31, 1995       19,087,000        191           9,281       (515)          (417)           (416)
Issuance of common stock
   under stock option plans           760,000          8           1,088       --             --              --
Issuance of common stock in
   initial public offering, net     5,750,000         58          78,806       --             --              --
Tax benefit from exercise of
   nonqualified stock options            --         --               597       --             --              --
Payment on notes receivable
   from shareholders                     --         --              --          214           --              --
Amortization of deferred
   compensation                          --         --              --         --               83            --
Reversal of unrealized loss on
   investments upon disposition          --         --              --         --             --               416
Translation adjustment                   --         --              --         --             --              --
Net income                               --         --              --         --             --              --
                                   ----------    -------       ---------    -------        -------        --------

Balance at December 31, 1996       25,597,000    $   257       $  89,772    $  (301)       $  (334)       $   --
                                   ==========    =======       =========    =======        =======        ========

                                    Cumulative
                                   Translation      Retained
                                    Adjustment       Earnings         Total


Balance at December 31, 1993          $   (52)         8,395         15,481
Issuance of common stock
   under stock option plans              --             --               10
Tax benefit from exercise of
   nonqualified stock options            --             --                6
Repurchase of common stock               --             --              (15)
Unrealized loss on investments           --             --             (679)
Translation adjustment                     46           --               46
Net loss                                 --             (700)          (700)
                                      -------          -----         ------

Balance at December 31, 1994             (106)         7,695         14,149
Issuance of common stock
   under stock option plans              --             --            1,301
Deferred compensation related
   to stock options                      --             --             --
Unrealized gain on investments           --             --              263
Translation adjustment                    (29)          --              (29)
Net loss                                 --           (1,079)        (1,079)
                                      -------          -----         ------

Balance at December 31, 1995             (135)         6,616         14,605
Issuance of common stock
   under stock option plans              --             --            1,096
Issuance of common stock in
   initial public offering, net          --             --           78,864
Tax benefit from exercise of
   nonqualified stock options            --             --              597
Payment on notes receivable
   from shareholders                     --             --              214
Amortization of deferred
   compensation                          --             --               83
Reversal of unrealized loss on
   investments upon disposition          --             --              416
Translation adjustment                    139           --              139
Net income                               --            1,197          1,197
                                      -------          -----         ------

Balance at December 31, 1996          $     4          7,813         97,211
                                      =======          =====         ======


   The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                                                Year ended December 31,
                                                                                       1996              1995                 1994
Cash flows from operating activities:
   Net income (loss)                                                                 $  1,197           $ (1,079)          $   (700)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Realized loss on sale of investments                                             432               --                 --
         Depreciation and amortization                                                  1,350                919                728
         Deferred compensation related to stock options                                    83               --                 --
         Deferred income taxes                                                           (516)              (383)              (202)
         Changes in assets and liabilities:
            Accounts receivable                                                        (6,669)            (1,269)               879
            Inventories                                                                (2,732)            (1,451)              (763)
            Other assets                                                                 (405)               573               (830)
            Accounts payable                                                            2,576                252                502
            Accrued liabilities                                                         1,349                414              1,130
            Income taxes payable                                                          (30)              (314)              (217)
            Deferred revenue                                                             (936)               (77)               815
                                                                                     --------           --------           --------
               Net cash provided by (used in)
                  operating activities                                                 (4,301)            (2,415)             1,342
                                                                                     --------           --------           --------

Cash flows from investing activities:
   Acquisition of property and equipment                                               (2,815)              (614)            (1,234)
   Purchase of short-term investments                                                    --                 --               (2,775)
   Proceeds from sale of short-term investments                                         2,842               --                  974
                                                                                     --------           --------           --------
               Net cash provided by (used in)
                   investing activities                                                    27               (614)            (3,035)
                                                                                     --------           --------           --------

Cash flows from financing activities:
   (Repayment) borrowings under bank line of credit                                    (1,000)             1,000               --
   Proceeds from issuance of common stock, net                                         79,960              1,301                 10
   Repurchase of common stock                                                            --                 --                  (15)
   Payment on notes receivable from shareholders                                          214               --                 --
   Repayment of capital lease obligations                                                 (27)               (58)              --
   Tax benefit from exercise of stock options                                             597               --                 --
                                                                                     --------           --------           --------
               Net cash provided by (used in)
                  financing activities                                                 79,744              2,243                 (5)
                                                                                     --------           --------           --------
Effect of exchange rate changes on
   cash and cash equivalents                                                              139                 (5)                 9
                                                                                     --------           --------           --------
Net increase (decrease) in cash and cash equivalents                                   75,609               (791)            (1,689)
Cash and cash equivalents at beginning of year                                          3,240              4,031              5,720
                                                                                     --------           --------           --------
Cash and cash equivalents at end of year                                             $ 78,849           $  3,240           $  4,031
                                                                                     ========           ========           ========

Supplemental disclosures:
   Cash paid for income taxes                                                        $     18           $     58           $    707
   Cash paid for interest                                                                 110                 32               --
   Equipment acquired under capital lease obligations                                     256                493               --
   Common stock issued for notes receivable                                              --                  515               --

                             The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Notes to Consolidated Financial Statements


1.   The Company and a Summary of its Significant Accounting Policies

     The Company

         Cylink Corporation (the "Company") was incorporated in California in October 1989 to engage in the development, manufacture, license and marketing of electronic encryption devices and in 1990 began developing wireless communication products.

         The Company's operations outside of the United States consist primarily of a sales office in the United Kingdom.

     Basis of presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The Company's interim quarters end on the Friday nearest the calendar quarter end. The Company's year end is December 31.

     Foreign currency

         The functional currencies of the Company's foreign subsidiaries are the local currencies. The balance sheet accounts are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are presented as a component of shareholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented.

     Cash equivalents and short-term investments

         Cash equivalents consist of highly liquid investment instruments with a maturity at the time of purchase of three months or less.

         The    Company's    short-term    investments    are    classified   as
     available-for-sale and therefore are reported at fair value with unrealized gains and losses as a separate component of shareholders' equity.

     Inventories

         Inventories   are  stated  at  the  lower  of   standard   cost  (which
     approximates actual cost on a first-in, first-out basis) or market.

     Other assets

         Patent acquisition costs are amortized using the straight-line method over 10 years. Patents, net of amortization, of $18,000 and $27,000 are included in other assets as of December 31, 1996 and 1995, respectively.

     Property and equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

     Revenue recognition

         Revenue is recognized upon shipment to customers. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

         Royalty income of $1,308,000, $1,772,000 and $866,000 for the years ended December 31, 1996, 1995 and 1994, respectively, is included in other income and is generally recognized upon the reported sale of products subject to royalties.

     Research and development

         Research and development costs are charged to operations as incurred. The Company on occasion receives nonrecurring engineering funding for development projects to apply or enhance the Company's technology to a particular customer's needs. Non-refundable receipts are recognized over the term of the respective contract using the percentage of completion method. Receipts, which are refundable pending the achievement of certain results, are deferred and recognized upon acceptance by the customer. Amounts billed on contracts and collected prior to being earned are recorded as deferred revenue. At the time of recognition, amounts received under research and development contracts are offset against research and development expenses.

         Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

     Stock-based compensation

         The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 (SFAS
     123), "Accounting for Stock-Based Compensation." See Note 7.

     Income taxes

         Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

     Net income (loss) per share

         Net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents. Common stock equivalents consist of stock options (using the treasury stock method). Common stock equivalents are excluded from the computation if their effect is antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents (using the treasury stock method and the initial public offering price) issued subsequent to November 30, 1994 through February 15, 1996 have been included in the computation as if they were outstanding for all periods through the effective date of the Company's initial public offering.

     Off-balance sheet risk and concentrations of credit risk

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and to a lesser extent currency fluctuation of balances denominated in currencies other than the United States dollar. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company performs on-going credit evaluations and maintains reserves for potential credit losses; historically such losses have been immaterial. The Company minimizes the amount of cash it maintains in local currencies by maintaining excess cash in United States dollars.

         No customer accounted for more than 10% of total accounts receivable at December 31, 1996 and 1995 and no customer accounted for greater than 10% of revenue in any period presented.

     Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

         Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     Dependence on suppliers

         The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single, or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.

2.   Initial Public Offering

         In February 1996, the Company completed its initial public offering and issued 5,000,000 shares of its common stock to the public at a price of $15.00 per share. In March 1996, the underwriters exercised their option to cover over-allotments and an additional 750,000 shares of common stock were issued at $15.00 per share. The Company received approximately $79 million of cash, net of underwriting discounts, commissions and other offering costs.

     In connection with the Company's initial public offering, the Board of Directors authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock had been issued as of December 31, 1996.

3.   Details of Balance Sheet Components

                                                                December 31,
                                                           1996           1995
                                                              (in thousands)

Inventories:
   Raw materials                                         $ 4,126        $ 3,042
   Work in process and subassemblies                       3,196          1,773
   Finished goods                                          1,506          1,281
                                                         -------        -------
                                                         $ 8,828        $ 6,096
                                                         =======        =======

Property and equipment:
   Machinery and equipment                               $ 7,068        $ 4,995
   Furniture and fixtures                                    624            179
   Leasehold improvements                                    564            267
                                                         -------        -------
                                                           8,256          5,441
   Less:  accumulated depreciation
      and amortization                                    (4,496)        (3,146)
                                                         -------        -------
                                                         $ 3,760        $ 2,295
                                                         =======        =======

Accrued liabilities:
   Accrued compensation and benefits                     $ 2,116        $ 1,037
   Accrued royalties                                         665            428
   Accrued employee severance costs                          634           --
   Accrued distributor commissions                           543            252
   Accrued professional fees                                 235          1,365
   Other accrued liabilities                                 897            659
                                                         -------        -------
                                                         $ 5,090        $ 3,741
                                                         =======        =======


4.   Short-term Investments

         The cost and fair value of the Company's short-term investments as of December 31, 1995 were as follows (in thousands):


                                                                   Unrealized
                                          Cost       Fair Value       Loss

Short-term investments                   $3,274        $2,858        $  416
                                         ======        ======        ======


         Short-term investments generally consisted of preferred stock and were sold during 1996 resulting in a loss of $432,000. The Company had no short-term investments as of December 31, 1996.

5.   Bank Line of Credit

         In July 1995, the Company signed a credit agreement with a bank which provided a line of credit for working capital advances of up to $5,000,000 or a specified percentage of eligible accounts receivable, plus $2,000,000 or a specified percentage of short-term investments, respectively. Any advances under the line of credit were collaterized by certain assets and intellectual property of the Company. Interest on borrowings under the line of credit was set at the 30 day LIBOR plus 2.0%. Among other provisions, the Company was required to maintain certain financial covenants. In addition, payment of cash dividends was prohibited without the bank's consent. At December 31, 1995, the Company had $1,000,000 outstanding under the line of credit which was repaid during 1996. The line of credit agreement expired in July 1996 and was not renewed by the Company.

6.   Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                             Year ended December 31,
                                     1996            1995             1994
                                                (in thousands)

Current:
   Federal                           $ 709           $(403)          $(258)
   State                                58             (92)            (58)
   Foreign                            --               123              66
                                     -----           -----           -----
                                       767            (372)           (250)
                                     -----           -----           -----

Deferred:
   Federal                            (478)           (348)           (143)
   State                               (38)            (35)            (59)
                                     -----           -----           -----
                                      (516)           (383)           (202)
                                     -----           -----           -----
                                     $ 251           $(755)          $(452)
                                     =====           =====           =====


         Deferred tax assets (liabilities) comprise the following:

                                                                December 31,
                                                            1996           1995
                                                              (in thousands)

Assets:
Net operating loss and credit carryforwards               $   984       $ 1,235
Unrealized capital loss                                       166           161
Bad debt reserve                                              230           162
Inventory reserves and basis differences                    1,382         1,063
Accrued expenses                                              448           200
Deferred rent                                                  30            22
Warranty reserve                                               60            33
Other                                                         102            77
                                                          -------       -------
         Total deferred tax assets                          3,402         2,953
                                                          -------       -------

Liabilities:
Depreciation                                                   (5)         (123)
Other liabilities                                              (7)          (64)
                                                          -------       -------
         Total deferred tax liabilities                       (12)         (187)
                                                          -------       -------
Valuation allowance                                        (1,970)       (1,862)
                                                          -------       -------
Net deferred tax assets                                   $ 1,420       $   904
                                                          =======       =======

         Net deferred tax assets of $1,420,000 at December 31, 1996 were based on the Company's carryback capacity and expected future income in the next twelve months. Based on the available objective evidence, including the operating losses experienced in recent years, management cannot conclude that it is more likely than not a portion of the deferred tax assets will be realized and, therefore, the Company has recorded a partial valuation against the deferred tax assets.

         The provision (benefit) reconciles to the amount computed by applying the United States federal statutory rate to income before taxes as follows:

                                                     Year ended December 31,
                                                  1996        1995      1994

U.S. federal statutory income tax rate            34.0%     (34.0)%    (34.0)%
State taxes, net of federal tax benefit            0.9       (4.6)      (6.7)
Research and development tax credits             (24.2)       --        (3.0)
Change in valuation allowance                      7.4        --         --
Foreign losses not benefitted                      5.2        --         --
Other                                             (6.0)      (2.6)       4.5
                                                  ----      -----      -----
   Effective tax rate                             17.3%     (41.2)%    (39.2)%
                                                  ====      =====      =====


         The Company has not provided United States federal income taxes on the undistributed earnings of foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings. At December 31, 1996, 1995 and 1994, total undistributed earnings of these subsidiaries were approximately $1,846,000, $1,579,000 and $1,341,000, respectively.

         The Company had research and development credit carry forwards of approximately $980,000 and $1,200,000 at December 31, 1996 and 1995,
     respectively, which expire from 2009 to 2010.


7.   Stock Option Plans

     The Company has adopted the 1987 Stock Option Plan and the 1994 Flexible Stock Incentive Plan (collectively known as the "Plans") which provide for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 2,010,000 and 3,950,000 common shares, respectively. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 1996, all nonqualified stock options have been granted at 100% of the fair market value of the stock on the date of grant. Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over five years. Options expire ten years from the date of grant.

     Shares issued upon exercise of options are subject to certain restrictions on their transferability. The Company has the right to repurchase such shares, at a price equal to the fair market value, when the optionee is no longer associated with the Company. Shares repurchased increase the number of shares available for grant under the Plans.

The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the three years in the period ended December 31, 1996:

                                                                      Weighted
                                         Shares                        Average
                                        Available       Options       Exercise
                                        for grant     Outstanding      Price

Balance at December 31, 1993             102,200       1,531,400      $ 0.93
   Approved                            2,750,000            --
   Granted at market price            (1,949,445)      1,949,445        1.84
   Exercised                                --           (13,800)       0.73
   Canceled                               67,100         (67,100)       1.61
   Repurchased                            13,200            --
                                      ----------       ---------

Balance at December 31, 1994             983,055       3,399,945        1.44
   Approved                            1,200,000            --
   Granted at market price              (779,450)        779,450        2.60
   Granted below market price           (436,000)        436,000        2.02
   Exercised                                --        (1,462,785)       1.25
   Canceled                              315,452        (315,452)       1.91
                                      ----------       ---------

Balance at December 31, 1995           1,283,057       2,837,158        1.89
   Approved                            2,000,000            --
   Granted at market price            (2,042,810)      2,042,810       12.53
                                      ----------       ---------
   Exercised                                --          (760,492)       1.44
   Canceled                              741,723        (741,723)       4.89
                                      ----------       ---------

Balance at December 31, 1996           1,981,970       3,377,753      $ 7.72
                                       =========       =========


         Significant option groups outstanding at December 31, 1996, and related weighted average exercise price and contractual life information are as follows:

                                       Options Outstanding                           Options Exercisable
                     --------------------------------------------------------   ------------------------------

                                           Weighted
                                            Average           Weighted                             Weighted
      Range of            Number           Remaining           Average             Number           Average
  Exercise Prices      Outstanding     Contractual Life    Exercise Price       Outstanding     Exercise Price
$ 0.25 to $ 4.80        1,398,753              7.0             $ 1.78             823,342         $ 1.65
$ 6.40 to $11.00        1,172,667              9.7              10.32              26,782           6.40
$11.25 to $14.56          550,633              9.9              12.08               4,601          12.73
$17.25 to $23.50          255,700              9.3              18.92              14,584          19.28
                       ----------                                                --------
$ 0.25 to $23.50        3,377,753              8.6             $ 7.72             869,309         $ 2.15
                       ==========                                                ========

         The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1995 at market price and below market price on the dates of grant were $1.04 and $1.47, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price during 1996 was $6.03. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

         The  following  weighted  average   assumptions  are  included  in  the
estimated grant date fair value calculations for the Company's stock option awards:

                                                   1996                1995

Expected life (years)                               3.04                3.04
Risk-free interest rate                             5.93%               6.22%
Volatility                                         69.46%              54.89%
Dividend yield                                      0.00%               0.00%


         Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below for the years ended December 31, 1996 and 1995 (in thousands, except for per share amounts):

                                                             1996        1995

Net income (loss)                     As reported          $ 1,197     $(1,079)
                                      Pro forma               (325)     (1,354)

Net income (loss) per share           As reported          $  0.05     $ (0.06)
                                      Pro forma              (0.01)      (0.07)


         The pro forma effect on net income (loss) and net income (loss) per share for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

         As of December 31, 1995, the Company had granted certain options for the purchase of common stock at less than the deemed fair market value and approximately $417,000 of compensation expense is being amortized over the five-year vesting period of the options.

8.   Notes Receivable From Shareholders

         During November 1995, the Company made loans totaling $515,000 to certain employees pursuant to the Company's 1994 Flexible Stock Incentive Plan. The loans bear interest at 8.0% per annum and are secured by 427,000 shares of the Company's common stock. The loans were due in November 1996 or, if earlier, upon the borrower's termination of employment with the Company. During 1996, the Company extended the due dates on certain of the loans. As of December 31, 1996, the remaining balance on these loans totaled $301,000 and is due in February 1997.

9.   Research and Development Contracts

         During the years ended December 31, 1996, 1995 and 1994, the Company performed research and development under several government funded arrangements aggregating $3,777,000, $526,000 and $297,000, respectively. These contracts provide funding (irrespective of the results) for research and development of certain cryptographic technologies which will be jointly owned by the Company and these government agencies. Amounts received under these contracts are offset against research and development expenses.

         The Company performed research and development under several other research and development contracts which provide for the development and transfer of technology in exchange for development funding. The Company recorded as a reduction of research and development expenses $2,363,000, $604,000 and $367,000 under such arrangements in the years ended December 31, 1996, 1995 and 1994, respectively. The funds received under contracts in progress, included in deferred revenue pending achievement of milestones, totaled $1,050,000 as of December 31, 1995. No funds had been received under such contracts in advance of the achievement of milestones as of December 31, 1996.

         In 1991, the Company entered into an agreement with a third party to partially fund research and development related to certain cryptographic technology. The Company is required to pay royalties of 5% on sales of products developed under this research project. In connection with a contract amendment in 1993, the Company prepaid royalties of $300,000 in exchange for limitations on total royalties, not to exceed $712,000. The prepaid royalties were fully amortized as of December 31, 1995.


10.  Joint Venture and Contingencies

         On September 6, 1995, the Company obtained an arbitration award dissolving a former partnership, known as Public Key Partners ("PKP"), between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. Although various claims between the Company and RSA DSI were settled on December 31, 1996, a third party continues to pursue various claims against PKP and RSA DSI for wrongful business practices in action C-94-20512 SW before the United States District Court for the Northern District of California. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     Subsequent event (unaudited)

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. Although the Company has placed its insurers on notice of these claims, none of them have admitted coverage. The Company believes the terminations were lawful and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, may also result in a material adverse effect on the Company's financial condition. However, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     11. Geographic Information

         The Company operates in one industry segment. Revenue, income (loss) from operations and identifiable assets, classified by the major geographic areas in which the Company operates, were as follows:

                                                     Year ended December 31,
                                                  1996        1995        1994
                                                         (in thousands)

Revenue:
   Sales to unaffiliated customers:
      United States:
         Customers in United States            $ 21,553    $ 18,677    $ 17,425
         Customers in Central and
            South America                         9,387       5,084       3,778
         Customers in Europe                      7,067       2,076       1,027
         Other                                    9,736       5,455       2,134
      Europe                                      4,215       3,610       2,282
                                               --------    --------    --------
                                               $ 51,958    $ 34,902    $ 26,646
                                               ========    ========    ========

Intercompany sales among geographic
   entities eliminated in consolidation        $  2,445    $  1,950    $  1,098
                                               ========    ========    ========

Income (loss) from operations:
   United States                               $ (1,784)   $ (4,053)   $ (2,615)
   Europe                                            26         363          66
                                               --------    --------    --------
                                               $ (1,758)   $ (3,690)   $ (2,549)
                                               ========    ========    ========


                                                                December 31,
                                                             1996         1995
                                                                (in thousands)

Identifiable assets:
   United States                                           $ 26,026     $ 15,501
   Europe                                                     2,213        1,126
                                                           --------     --------
                                                             28,239       16,627

General corporate assets consisting of cash,
   cash equivalents and short-term investments               78,849        6,098
                                                           --------     --------
                                                           $107,088     $ 22,725
                                                           ========     ========


         Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

         At December 31, 1996 and 1995, total foreign liabilities (excluding intercompany balances) were $660,000 and $765,000, respectively.

12.  Lease Commitments

         The Company  leases its  headquarters  and  manufacturing  facility and sales offices under various noncancelable operating leases. These leases expire at various dates through June 2001 and certain of the leases are renewable for an additional five years. In addition to the minimum lease payments, the Company is responsible for insurance, repairs and certain other operating costs under the terms of the leases. The Company also leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases, which consist primarily of computer equipment, terminate at various dates through 2000. Total equipment acquired under these capitalized leases, which secure such borrowings, was $621,000 at cost and $445,000 at net book value as of December 31, 1996.

         Future minimum lease payments under all noncancelable operating and capital leases are as follows (in thousands):

                                                           Operating     Capital
Year ending December 31,                                     Leases      Leases

   1997                                                     $ 1,177      $ 219
   1998                                                       1,175        191
   1999                                                         721         86
   2000                                                         393          8
   2001                                                         197       --
                                                            -------      -----
   Total minimum payments                                   $ 3,663        504
                                                            =======
   Less:  amount representing interest                                     (96)
                                                                         -----
   Present value of capital lease obligations                              408
   Less:  current portion                                                 (167)
                                                                         -----
   Lease obligations, long-term                                          $ 241
                                                                         =====


         Rent expense under operating leases totaled $1,207,000, $909,000 and $708,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in the Company's Proxy Statement for the 1997 annual meeting of shareholders to be held on or about May 22, 1997 (the "Proxy Statement") and which will be filed in definitive form pursuant to Regulation 14a before the meeting date and within 120 days after the end of fiscal year 1996, is incorporated herein by reference. The information required by this Item concerning the Company's executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item appearing under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item appearing under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   1.    Financial   Statements  --  See  index  to  Consolidated   Financial
            Statements and Financial  Statement Schedule at page 23 of this Form
            10-K.
      2.    Financial Statement Schedule -- See Index to Consolidated  Financial
            Statements and Financial  Statement Schedule at page 23 of this Form
            10-K.
      3.    Exhibits Index:

         Exhibit
         Number      Description of Exhibit
         ------      ----------------------

            3.1 Amended and Restated Articles of Incorporation of the Registrant (1) and Certificate of Amendment thereto dated March 5, 1996.

            3.2      Bylaws, as amended. (1)

            3.3      Certificates of Amendment of Bylaws dated March 26, 1997

            4.1      Reference is made to Exhibits 3.1 and 3.2.

            4.2      Specimen certificate for Common Stock. (1)

            10.1 Stockholder Agreement, dated as of September 29, 1989, between the Company and the shareholders set forth therein, and amendments thereto. (1)

            10.2 Form of Indemnification Agreement between the Company and each of its executive officers and directors. (1)

            10.3 Employment Agreement between the Company and Lewis C. Morris, dated April 1, 1989, and amendments thereto. (1)
                     (2)

            10.4 Employment Agreement between the Company and Jimmy K. Omura, dated as of April 1, 1989, and amendments thereto.
                     (1) (2)

            10.5 Employment Agreement between the Company and Fernand B. Sarrat, dated as of November 6, 1996. (2)

            10.6 Lease Agreement between the Company and ARGOSystems, Inc., a wholly-owned subsidiary of The Boeing Company, dated May 1, 1994. (1)

            10.7 License Agreement between the Company and The Board of Trustees of the Leland Stanford Junior University, dated as of August 25, 1989, the First Amendment to License
                     Agreement, dated as of April 6, 1990, and the Second Amendment to License Agreement, dated as of July 7, 1995.
                     (1)

            10.8 Company's 1987 Non-Qualified Stock Option Plan, including forms of agreements thereunder. (1) (2)

            10.9 Company's 1994 Flexible Stock Incentive Plan, including forms of agreements thereunder, and amendments thereto. (1)
                     (2)

            10.10 Loan and Security Agreement between the Company and Silicon Valley Bank dated as of July 20, 1995. (1)

            11.1 Statement regarding calculation of net income (loss) per share.

            21.1     Subsidiaries of the Company. (1)

            23.1     Consent of Price Waterhouse LLP.

            24.1     Power of Attorney. Reference is made to Page IV-2.

            27.1     Financial Data Schedule.


             ----------
            (1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33- 80719, which became effective February 15, 1996.

            (2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).

(b) The Company did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CYLINK CORPORATION

Date:  March 21, 1997                 By:      /s/  FERNAND B. SARRAT
                                                  -------------------
                                               Fernand B. Sarrat
                                               President and Chief Executive
                                                 Officer

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Daws and Robert B. Fougner, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                                                Date
---------                                            -----                                                ----

/s/  FERNAND B. SARRAT                      President and Chief Executive Officer                March 21, 1997
     -----------------                      (Principal Executive Officer)
     Fernand B. Sarrat

/s/  JOHN H. DAWS                           Vice President of Finance and Administration         March 21, 1997
     ------------                           and Chief Financial Officer
     John H. Daws                           (Principal Financial and Accounting Officer)


/s/  JIMMY K. OMURA                         Chief Technical Officer and Director                 March 21, 1997
     --------------
     Jimmy K. Omura

/s/  LEO A. GUTHART                         Chairman of the Board                                March 21, 1997
    ---------------
     Leo A. Guthart

/s/  ELWYN BERLEKAMP                        Director                                             March 21, 1997
     ----------------
     Elwyn Berlekamp

/s/  KING W.W. HARRIS                       Director                                             March 21, 1997
     ----------------
     King W.W. Harris

/s/  WILLIAM W. HARRIS                      Director                                             March 21, 1997
     -----------------
     William W. Harris

/s/  HOWARD L. MORGAN                       Director                                             March 21, 1997
     ----------------
     Howard L. Morgan

/s/  JAMES H. SIMMONS                       Director                                             March 21, 1997
     ----------------
     James H. Simmons


                                                                     SCHEDULE II

                               CYLINK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1994, 1995 and 1996
                                 (in thousands)


                                                Additions
                                  Balance at    Charged to   Deductions  Balance
                                  Beginning    Statement of    from      at end
                                  of Period    Operations    Reserves  of Period
                                  ---------    ----------    --------  ---------
Allowance for doubtful accounts
Year ended December 31, 1994        $ 175         $ 104        $ --       $ 279

Year ended December 31, 1995        $ 279         $ 210        $  (6)     $ 483

Year ended December 31, 1996        $ 483         $ 269        $ 108      $ 644