Form 10-Q
period 1997-03-28
CYLINK CORP /CA/
filed 1997-05-12
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1997

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


                                 (408) 735-5800
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---    ---


As of May 5, 1997, there were 25,868,732 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements


CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                         March 28,  December 31,
                                                           1997        1996
                                                        ----------  ------------
                                     Assets
Current assets:
   Cash and cash equivalents                            $  73,371     $  78,849
   Accounts receivable, net of allowance
      for doubtful accounts of $447 and $644               14,017        12,682
   Inventories                                              9,657         8,828
   Deferred income taxes                                    1,432         1,432
   Other current assets                                     1,924         1,351
                                                        ---------     ---------
            Total current assets                          100,401       103,142

Property and equipment, net                                 4,358         3,760
Notes receivable from employees                             3,473          --
Other assets                                                  922           186
                                                        ---------     ---------
                                                        $ 109,154     $ 107,088
                                                        =========     =========

                      Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of capital lease obligations         $     167     $     167
   Accounts payable                                         4,184         3,954
   Accrued liabilities                                      5,583         5,150
   Deferred revenue                                           334           353
                                                        ---------     ---------
         Total current liabilities                         10,268         9,624
                                                        ---------     ---------

Capital lease obligations, long-term                          188           241
                                                        ---------     ---------
Deferred income taxes                                          12            12
                                                        ---------     ---------
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000
       shares authorized; none issued and outstanding         --            --
   Common stock, $0.01 par value; 40,000,000 shares
       authorized; 25,815,000 and 25,597,000 shares
       issued and outstanding                                 259           257
   Additional paid-in capital                              90,171        89,772
   Notes receivable from shareholders                        (272)         (301)
   Deferred compensation related to stock options            (313)         (334)
   Cumulative translation adjustment                          (79)            4
   Retained earnings                                        8,920         7,813
                                                        ---------     ---------
            Total shareholders' equity                     98,686        97,211
                                                        ---------     ---------
                                                        $ 109,154     $ 107,088
                                                        =========     =========




     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                          Three Months Ended
                                                       -----------------------
                                                       March 28,      March 29,
                                                         1997          1996
                                                       ---------     --------
Revenue                                                $ 16,182      $  8,483
Cost of revenue                                           5,875         3,877
                                                       --------      --------
Gross profit                                             10,307         4,606
                                                       --------      --------
Operating expenses:
   Research and development, net                          3,908         2,602
   Selling and marketing                                  4,027         2,727
   General and administrative                             1,978         1,135
                                                       --------      --------
            Total operating expenses                      9,913         6,464
                                                       --------      --------

Income (loss) from operations                               394        (1,858)

Other income (expense):
   Interest income, net                                     941           364
   Royalty and other income (expense), net                  246          (374)
                                                       --------      --------

Income (loss) before income taxes                         1,581        (1,868)
Provision (benefit) for income taxes                        474          (635)
                                                       --------      --------
Net income (loss)                                      $  1,107      $ (1,233)
                                                       ========      ========

Net income (loss) per share                            $   0.04      $  (0.05)
                                                       ========      =========
Shares used to compute net income (loss)
   per share                                             26,524        22,432
                                                       ========      =========


     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                           March 28,   March 29,
                                                             1997         1996
                                                           --------    --------
Cash flows from operating activities:
   Net income (loss)                                       $  1,107    $ (1,233)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Write-down of short-term investments                  --           441
         Depreciation and amortization                          431         211
         Deferred compensation related to stock options          21          21
         Deferred income taxes                                 --          (653)
         Changes in assets and liabilities:
            Accounts receivable                              (1,335)         77
            Inventories                                        (829)     (1,016)
            Other assets                                     (1,309)        181
            Accounts payable                                    230       1,210
            Accrued liabilities                                 433         884
            Deferred revenue                                    (19)        (73)
                                                           --------    --------
               Net cash provided by (used in)
                  operating activities                       (1,270)         50
                                                           --------    --------

Cash flows from investing activities:
   Acquisition of property and equipment                     (1,029)       (318)
   Loans to employees in exchange for notes receivable       (3,473)       --
                                                           --------    --------
               Net cash used in investing activities         (4,502)       (318)
                                                           --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                  129      79,380
   Payment of notes receivable from shareholders                301        --
   Repayment of capital lease obligations                       (53)       (133)
   Repayment of borrowings under bank line of credit           --        (1,000)
                                                           --------    --------
               Net cash provided by financing activities        377      78,247
                                                           --------    --------
Effect of exchange rate changes on
   cash and cash equivalents                                    (83)         (4)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents         (5,478)     77,975
Cash and cash equivalents at beginning of period             78,849       3,240
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 73,371    $ 81,215
                                                           ========    ========

Supplemental disclosures:
   Cash paid for income taxes                              $      6    $     --
   Cash paid for interest                                        21          42
   Equipment acquired under capital lease obligations            --          43


     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.   Basis of Presentation

         The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.   Notes Receivable From Employees

         Pursuant to their employment agreements, the Company loaned certain employees $3,473,000 towards the purchase of their principal residences. Of this amount, $2,843,000 is receivable from officers of the Company. The notes are interest free and are due five years from the dates of the related notes, at which time the notes must be repaid or convert into, and become subject to, the terms of a standard, interest-bearing commercial loan. The notes are secured by deeds of trust on the residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence.

3.   Inventory


                                                       March 28,    December 31,
                                                         1997           1996
                                                       ---------    ------------
     Inventories:                                           (in thousands)
        Raw materials                                  $5,063            $4,126
        Work in process and subassemblies               2,966             3,196
        Finished goods                                  1,628             1,506
                                                       ------            ------
                                                       $9,657            $8,828
                                                       ======            ======

4.   Recent Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accouting Standards No. 128 ("FAS 128"), "Earnings Per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming FAS 128 had been applied during the periods presented:


                                                           Three Months Ended
                                                         -----------------------
                                                         March 28,     March 29,
                                                           1997          1996
                                                         ---------     --------
     Primary earnings per share as reported             $   0.04    $   (0.05)
     Pro forma basic net income per share                   0.04        (0.06)
     Pro forma diluted net income per share                 0.04        (0.05)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I, Item 2 "Managements Discussion and Analysis of Financial Condition and Results of Operations" regarding the sufficiency of the Company's existing liquidity and capital resources, management's belief that resolution of certain litigation described in Part II, Item 1 "Legal Proceedings" will not have a material adverse effect on the Company's financial position and results of operations, the Company's expectation that it will introduce a number of new products in 1997 and continue to make a significant investment in engineering, research and development, and its intention to expand its foreign sales channels and enter additional international markets. All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in "Risk Factors That May Affect Future Results" and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.


RESULTS OF OPERATIONS

         Revenue. The Company's revenue is derived primarily from sales of its family of commercial information security products and its medium speed spread spectrum radio products. Fees for maintenance and support services are charged separately. Revenue from product sales is recognized upon shipment to the customer. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

         The Company's revenue increased 91% from $8.5 million for the three months ended March 29, 1996 to $16.2 million for the three months ended March 28, 1997. Sales of information security products increased by 124% from $4.2 million for the first quarter of 1996 to $9.4 million for the first quarter of 1997. The increase in revenue resulted from new product shipments in the SecureWan, SecureLan and SecureAccess encryption product lines, which are used in public and private linked networks. Most of these new products were introduced in the second quarter of 1996. Revenue from the Company's older CIDEC encryption products reflected increased average selling prices as well as higher unit sales. Sales of wireless communications products increased 58% from $4.3 million for the first quarter of 1996 to $6.8 million for the first quarter of 1997. This increase was primarily due to higher unit sales, particularly for the Company's AirLink S-Band radios.

         International revenue was 57% of total revenue for the first quarter of 1996 and was 58% of total revenue for the first quarter of 1997. As a percentage of respective product line revenue, international revenue for both information security and wireless communications products increased marginally in the first quarter of 1997 as compared with the same period last year.

         Gross Profit. Gross profit increased 124% from $4.6 million for the three months ended March 29, 1996 to $10.3 million for the three months ended March 28, 1997 primarily as a result of the significant increase in revenue. As a percentage of sales, gross profit was 54% and 64% for the first quarter of 1996 and 1997, respectively. The increase in gross margin compared to the first quarter of 1996 is primarily due to reduced unit costs of the Company's S-Band radios and a decrease in expenses for maintenance and support services related to information security products. To a lesser extent, the increase in gross margin results from the increased percentage of total revenue represented by information security products, which generally have higher gross margins than wireless communications products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 22% from $3.7 million for the first quarter of 1996 to $4.5 million for the first quarter of 1997. Gross research and development expenses as a percentage of revenue were 44% and 28% for the first quarter of 1996 and 1997, respectively. The increase in dollar amount from last year results from the Company's expanded product development efforts, partially offset by reduced contract and other variable expenses related to externally funded research and development. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $1.1 million and $0.6 million for the first quarter of 1996 and 1997, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 48% from $2.7 million for the first quarter of 1996 to $4.0 million for the first quarter of 1997. Selling and marketing expenses as a percentage of revenue were 32% and 25% for the first quarter of 1996 and 1997, respectively. The increase in dollar amount was due to expenses associated with expansion of the Company's direct sales force, personnel increases in the marketing group, and increased expenses associated with advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 74% from $1.1 million for the first quarter of 1996 to $2.0 million for the first quarter of 1997. General and administrative expenses as a percentage of sales were 13% and 12% for the first quarter of 1996 and 1997, respectively. The dollar increase was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and provide infrastructure required for a public company.

         Other Income (Expense), Net. Other income (expense), net primarily consists of royalties, interest income, interest expense and investment gains and losses. Interest income, net increased from $364,000 for the first quarter of 1996 to $941,000 for the first quarter of 1997 principally due to interest income resulting from funds derived from the Company's initial public offering in February and March of 1996. In the first quarter of 1997, the Company recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to the Company's interest in the residual value of a former partnership known as Public Key Partners ("PKP"). Management considers the uncertainty regarding ultimate collection to have been resolved as a result of the settlement agreement between the Company and RSA Data Security, Inc., a subsidiary of Security Dynamics ("RSA DSI"). The assets of the former partnership, consisting primarily of cash, are being held in trust pending the resolution of certain litigation described in Part II, Item 1 "Legal Proceedings." Management does not believe that the ultimate resolution of this matter will have a material adverse effect of the Company's financial position or results of operations. The first quarter of 1996 includes a $441,000 write down of the Company's short-term investments as management concluded the decline in value was permanent. These investments were sold at an actual loss of $432,000 in the third quarter of 1996. The Company also experienced a decline in royalty income during the first quarter of 1997 as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 28, 1997, the Company had cash and cash equivalents of $73.4 million, working capital of $90.1 million and minimal long-term obligations. Net cash used in operating activities consisted primarily of increases in current assets other than cash, partially offset by net income and increases in accounts payable and accrued liabilities.

         The Company made capital expenditures of approximately $1.0 million in the three months ended March 28, 1997. The Company also made long-term loans to employees of approximately $3.5 million.

        The Company is currently engaged in litigation and has certain assets subject to litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the remainder of 1997. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to the Company or its shareholders.

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

Potential Volatility of Stock Price

         The trading of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the information security systems and wireless communications industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. The Company's sales or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. These Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

Pending Litigation

See Part II, Item 1. "Legal Proceedings."

Dependence on Key Personnel

         The Company's future success will depend to a large extent on the abilities and successful contributions of its executive officers, key management and technical personnel. The Company has been able to recruit several senior managers in the last year and its future is closely linked to the ability to successfully integrate these key employees into the Company, and to maintain and extend its base of talented management, technical and other personnel. Competition for highly-skilled business, product development, technical and other personnel is intense, and the loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel, could delay product development cycles or otherwise have a material adverse effect on the Company's financial position and results of operations.

Lengthy Sales Cycle

         Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, the Company's financial condition and results of operations would be materially and adversely affected. In addition, the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. In addition, it is possible that in the future the Company's operating results will be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the SecureManager products, some of which are under development, and the SecureGate, SecureTraveler, SecurePocket Traveler, SecureFrame and SecureDomain products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company's competitors in the information security markets include Security Dynamics, Semaphore, Cray Research, Racal-Guardata, Inc., and Information Resource Engineering, Inc. Northern Telecom Limited, AT&T, Motorola Corporation, Digital Equipment Corporation and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. In addition, a number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain information security.

         Several vendors license various methods of implementing cryptographic technology, including some that are different than (and incompatible with) the method of implementing cryptography currently used by the Company in most of its products. Although Cylink has a license to use all of the leading methods promoted by the Company and RSA DSI, to the extent relevant industries impose technical standards different than those currently used by the Company in any segment of the information security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Intellectual Property and Other Proprietary Rights

         The Company relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns twelve U.S. patents covering certain aspects of its product designs and has one additional U.S. patent application pending. The Company also has the exclusive right to sublicense certain patents that were granted to Stanford University with respect to the original Public Key methods (the "Stanford Patents"), which expire in the United States in the third quarter of 1997. There can be no assurance that any patent, trademark, copyright or license owned or held by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United
States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

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

Wireless Communications Industry Regulatory Environment

         Wireless communications are subject to regulations by United States and foreign laws and international treaties. In the United States, the Company's wireless communications products are subject to various regulations of the
Federal Communications Commission ("FCC"). Current FCC regulations permit license-free operation of certain FCC certified wireless products. The future of remote wireless communications is highly volatile, due in part to ongoing uncertainty regarding telecommunications deregulation and the status of initiatives relating to the auction of licenses for personal communications service ("PCS") frequencies. Regulatory changes, including changes in the allocation of available frequencies, could significantly affect the Company's operations by diverting the Company's development efforts, making current products obsolete or increasing the opportunity for additional competition. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's financial condition and results of operations.

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

Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

         International product sales represented approximately 35%, 47%, 59% and 58% of revenue in 1994, 1995, 1996 and for the three months ended March 28, 1997, respectively. In particular, sales of the Company's wireless communications products are currently concentrated in developing countries. The Company plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

         The Company's ability to compete successfully in foreign countries is dependent in part on the Company's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. The Company does not have long term relationships with any of its value-added resellers and distributors and, therefore, has no assurance of a continuing relationship within a given market.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On  September  6, 1995,  the  Company  obtained  an  arbitration  award dissolving a former partnership, known as PKP, between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. Although various claims between the Company and RSA DSI were settled on December 31, 1996, a third party continues to pursue various claims against PKP and RSA DSI for wrongful business practices in action C-94-20512 SW before the United States District Court for the Northern District of California. An unfavorable outcome might affect the residual value the Company may receive from the former partnership.

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. The Company has removed the action to the United States District Court, Nothern District of California, No. C-97-20331 PVT. Although the Company has placed its insurers on notice of these claims, none of them have admitted coverage. The Company believes the terminations were lawful and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's financial condition.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a)  Exhibits Index:

     Exhibit
     Number      Description of Exhibit
     ------      ----------------------
       27.1      Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 12, 1997                          CYLINK CORPORATION


                                             By:    /s/  JOHN H. DAWS
                                                    ----------------------------
                                                    John H. Daws
                                                    Vice President of Finance
                                                    and Administration and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)