Form 10-Q
period 1997-06-27
CYLINK CORP /CA/
filed 1997-08-11
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1997

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
Yes     X        No
     -------         -------

As of August 7, 1997, there were 25,973,394 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements


CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                                               June 27,          December 31,
                                                                                1997                  1996
                                                                             ---------             ---------
                                Assets
Current assets:
   Cash and cash equivalents                                                 $  68,966             $  78,849
   Accounts receivable, net of allowance
      for doubtful accounts of $409 and $644                                    17,242                12,682
   Inventories                                                                  10,163                 8,828
   Deferred income taxes                                                         1,432                 1,432
   Other current assets                                                          1,755                 1,351
                                                                             ---------             ---------
            Total current assets                                                99,558               103,142

Property and equipment, net                                                      4,896                 3,760
Notes receivable from employees                                                  3,473                  --
Other assets                                                                       940                   186
                                                                             ---------             ---------
                                                                             $ 108,867             $ 107,088
                                                                             =========             =========
                 Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of capital lease obligations                              $     167             $     167
   Accounts payable                                                              2,320                 3,954
   Accrued liabilities                                                           5,566                 5,150
   Deferred revenue                                                                244                   353
                                                                             ---------             ---------
         Total current liabilities                                               8,297                 9,624
                                                                             ---------             ---------

Capital lease obligations, long-term                                               165                   241
                                                                             ---------             ---------

Deferred income taxes                                                               12                    12
                                                                             ---------             ---------

Shareholders' equity:
   Preferred stock, $0.01 par value;
     5,000,000 shares authorized;  none issued and outstanding                    --                    --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      25,948,000 and 25,597,000 shares issued and outstanding                      259                   257
   Additional paid-in capital                                                   90,330                89,772
   Notes receivable from shareholders                                               (5)                 (301)
   Deferred compensation related to stock options                                 (292)                 (334)
   Cumulative translation adjustment                                               (42)                    4
   Retained earnings                                                            10,143                 7,813
                                                                             ---------             ---------
            Total shareholders' equity                                         100,393                97,211
                                                                             ---------             ---------
                                                                             $ 108,867             $ 107,088
                                                                             =========             =========

     See accompanying notes to Condensed Consolidated Financial Statements.


CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                                           Three Months Ended                  Six Months Ended
                                                                       -------------------------          -------------------------
                                                                        June 27,         June 28,          June 27,         June 28,
                                                                          1997            1996              1997              1996
                                                                       --------         --------          --------         --------
Revenue                                                                $ 18,269         $ 12,286          $ 34,451         $ 20,769
Cost of revenue                                                           5,847            4,954            11,722            8,831
                                                                       --------         --------          --------         --------
Gross profit                                                             12,422            7,332            22,729           11,938
                                                                       --------         --------          --------         --------

Operating expenses:
   Research and development, net                                          3,879            3,037             7,787            5,639
   Selling and marketing                                                  5,635            3,389             9,663            6,116
   General and administrative                                             2,232            1,526             4,209            2,661
                                                                       --------         --------          --------         --------
            Total operating expenses                                     11,746            7,952            21,659           14,416
                                                                       --------         --------          --------         --------

Income (loss) from operations                                               676             (620)            1,070           (2,478)

Other income (expense):
   Interest income, net                                                     875              935             1,816            1,299
   Royalty and other income (expense), net                                  196               70               442             (304)
                                                                       --------         --------          --------         --------

Income (loss) before income taxes                                         1,747              385             3,328           (1,483)
Provision (benefit) for income taxes                                        524              131               998             (504)
                                                                       --------         --------          --------         --------
Net income (loss)                                                      $  1,223         $    254          $  2,330         $   (979)
                                                                       ========         ========          ========         ========

Net income (loss) per share                                            $   0.05         $   0.01          $   0.09         $  (0.04)
                                                                       ========         ========          ========         ========

Shares used to compute net income (loss)
   per share                                                             26,610           26,605            26,567           24,519
                                                                       ========         ========          ========         ========

     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                 Six Months Ended
                                                               --------------------
                                                               June 27,    June 28,
                                                                 1997        1996
                                                               --------    --------
Cash flows from operating activities:
   Net income (loss)                                           $  2,330    $   (979)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Write-down of short-term investments                      --           441
         Depreciation and amortization                              937         647
         Deferred compensation related to stock options              42          42
         Deferred income taxes                                     --          (653)
         Changes in assets and liabilities:
            Accounts receivable                                  (4,560)     (1,044)
            Inventories                                          (1,335)     (1,991)
            Other assets                                         (1,158)        114
            Accounts payable                                     (1,634)      2,082
            Accrued liabilities                                     416         992
            Deferred revenue                                       (109)       (932)
                                                               --------    --------
               Net cash used in operating activities             (5,071)     (1,281)
                                                               --------    --------
Cash flows from investing activities:
   Acquisition of property and equipment                         (2,073)       (679)
   Loans to employees in exchange for notes receivable           (3,473)       --
                                                               --------    --------
               Net cash used in investing activities             (5,546)       (679)
                                                               --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                      555      78,990
   Payment of notes receivable from shareholders                    301        --
   Repayment of capital lease obligations                           (76)       (204)
   Repayment of borrowings under bank line of credit               --        (1,000)
                                                               --------    --------
               Net cash provided by financing activities            780      77,786
                                                               --------    --------
Effect of exchange rate changes on cash and cash equivalents        (46)          8
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents             (9,883)     75,834
Cash and cash equivalents at beginning of period                 78,849       3,240
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 68,966    $ 79,074
                                                               ========    ========

Supplemental disclosures:
   Cash paid for income taxes                                  $     26    $   --
   Cash paid for interest                                            44          81
   Equipment acquired under capital lease obligations              --           247
   Common stock issued for notes receivable                           5        --


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

2.      Notes Receivable From Employees

            Pursuant to their employment agreements, during the first quarter of 1997 the Company loaned certain employees $3,473,000 towards the purchase of their principal residences. Of this amount, $2,843,000 is receivable from officers of the Company. The notes are interest free and are due five years from the dates of the related notes, at which time the notes must be repaid or convert into, and become subject to, the terms of a standard, interest-bearing commercial loan. The notes are secured by deeds of trust on the residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence.

3.      Inventory

                                                    June 27, December 31,
                                                      1997      1996
                                                    -------   -------
                                                       (in thousands)

           Inventories:
                Raw materials                       $ 4,623   $ 4,126
                Work in process and subassemblies     3,340     3,196
                Finished goods                        2,200     1,506
                                                    -------   -------
                                                    $10,163   $ 8,828
                                                    =======   =======

4.      Recent Accounting Pronouncement

            In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"),
         "Earnings Per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary earnings per share as reported and unaudited pro forma basic and diluted earnings per share assuming FAS 128 had been applied during the periods presented:

                                            Three Months Ended           Six Months Ended
                                            ------------------          ------------------
                                            June 27,  June 28,          June 27,  June 28,
                                             1997      1996               1997      1996
                                            --------  --------          --------  --------

Primary earnings per share as reported        $0.05    $0.01            $0.09     $(0.04)
Pro forma basic net income per share           0.05     0.01             0.09      (0.04)
Pro forma diluted net income per share         0.05     0.01             0.09      (0.04)

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available for sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of calendar 1998.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an
         Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for calendar 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the sufficiency of the Company's existing liquidity and capital resources, management's belief that resolution of certain litigation described in Part II, Item 1 "Legal Proceedings" will not have a material adverse effect on the Company's financial position and results of operations, the Company's expectation that it will introduce a number of new products in 1997 and continue to make a significant investment in engineering, research and development, and its intention to expand its foreign sales channels and enter additional international markets. All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in "Risk Factors That May Affect Future Results" and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.


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

         The Company's revenue increased by 49% from $12.3 million for the three months ended June 28, 1996 to $18.3 million for the three months ended June 27, 1997, and increased by 66% from $20.8 million for the six months ended June 28, 1996 to $34.5 million for the six months ended June 27, 1997. Sales of information security products increased by 106% from $5.6 million for the second quarter of 1996 to $11.6 million for the second quarter of 1997, and increased by 111% from $9.9 million for the first half of 1996 to $20.9 million for the first half of 1997. The increase in information security product revenue resulted primarily from increased product shipments in the SecureWan, SecureLan and SecureAccess encryption product lines, which are used in public and private linked networks. Sales of wireless communications products were $6.7 million for both the second quarter of 1996 and 1997. Wireless communications revenues increased 24% from $10.9 million for the first half of 1996 to $13.5 million for the first half of 1997. This increase was primarily due to higher unit sales, particularly for the Company's AirLink S-Band radios.

         International revenue was 53% and 45% of total revenue for the second quarter of 1996 and 1997, respectively, and was 55% and 51% of total revenue for the first half of 1996 and 1997, respectively. The decrease in international product revenue as a percentage of total revenue from 1996 to 1997 was due primarily to the increased percentage of total revenue represented by information security products, which are mostly sold in the United States.

         Gross Profit. Gross profit increased by 69% from $7.3 million for the three months ended June 28, 1996 to $12.4 million for the three months ended June 27, 1997, and increased by 90% from $11.9 million for the six months ended June 28, 1996 to $22.7 million for the six months ended June 27, 1997. The increase in dollars was primarily a result of the significant increase in revenue. As a percentage of sales, gross profit was 60% and 68% for the second quarter of 1996 and 1997, respectively, and 57% and 66% for the first half of 1996 and 1997, respectively. The increase in gross margin resulted from the increased percentage of total revenue represented by information security products, which generally have higher gross margins than wireless communications products. In addition, the increase in gross margin was due to lower average unit costs and higher average selling prices for the

Company's wireless communications products, and a decrease in expenses for maintenance and support services related to the Company's information security products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 5% from $4.2 million for the three months ended June 28, 1996 to $4.4 million for the three months ended June 27, 1997, and increased 12% from $7.9 million for the six months ended June 28, 1996 to $8.9 million for the six months ended June 27, 1997. Gross research and development expenses as a percentage of revenue were 34% and 24% for the second quarter of 1996 and 1997, respectively, and 38% and 26% for the first half of 1996 and 1997, respectively. The dollar increases resulted from the Company's expanded product development efforts, partially offset by reduced contract and other variable expenses related to externally funded research and development. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $1.2 million and $0.6 million for the second quarter of 1996 and 1997, respectively, and $2.3 million and $1.1 million for the first half of 1996 and 1997, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 66% from $3.4 million for the three months ended June 28, 1996 to $5.6 million for the three months ended June 27, 1997, and increased 58% from $6.1 million for the six months ended June 28, 1996 to $9.7 million for the six months ended June 27, 1997. Selling and marketing expenses as a percentage of revenue were 28% and 31% for the second quarter of 1996 and 1997, respectively, and 29% and 28% for the first half of 1996 and 1997, respectively. The dollar increases were due to expenses associated with expansion of the Company's direct sales force, personnel increases in the marketing group, and increased expenses associated with advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 46% from $1.5 million for the three months ended June 28, 1996 to $2.2 million for the three months ended June 27, 1997, and 56% from $2.7 million for the six months ended June 28, 1996 to $4.2 million for the six months ended June 27, 1997. General and administrative expenses as a percentage of revenue were 12% for both the second quarter of 1996 and 1997, and 13% and 12% for the first half of 1996 and 1997, respectively. The dollar increases were primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and provide infrastructure required for a public company.

         Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. Interest income, net, increased from $1.3 million for the first half of 1996 to $1,8 million for the first half of 1997, principally due to interest income resulting from funds derived from the Company's initial public offering in February and March of 1996. In the first quarter of 1997, the Company recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to the Company's interest in the residual value of a former partnership known as Public Key Partners ("PKP"). Management considers the uncertainty regarding ultimate collection to have been resolved as a result of the settlement agreement between the Company and RSA Data Security, Inc., a subsidiary of Security Dynamics ("RSA DSI"). The assets of the former partnership, consisting primarily of cash, are being held in trust pending the resolution of certain litigation described in Part II, Item 1 "Legal Proceedings." Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial position or results of operations. The first quarter of 1996 includes a $441,000 write down of the Company's short-term investments as management concluded the decline in value was permanent. These investments were sold at an actual loss of $432,000 in the third quarter of 1996. The Company also experienced a decline in royalty income during the six months ended June 27, 1997 as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At June 27, 1997, the Company had cash and cash equivalents of $69.0 million, working capital of $91.3 million and minimal long-term obligations. Net cash used in operating activities consisted primarily of increases in current assets other than cash and a decrease in accounts payable, partially offset by net income and an increase in accrued liabilities.

         The Company made capital expenditures of approximately $2.1 million in the six months ended June 27, 1997. The Company also made long-term loans to employees of approximately $3.5 million.

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

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the SecureManager products, some of which are under development, and the SecureGate, SecureTraveler, SecureFrame and SecureDomain products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

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

         Several vendors including RSA DSI license various methods of implementing cryptographic technology, including some that are different than (and incompatible with) the method of implementing cryptography currently used by the Company in most of its products. Although Cylink has a license to use all of the leading methods promoted by the Company and RSA DSI, to the extent relevant industries impose technical standards different than those currently used by the Company in any segment of the information security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

         International product sales represented approximately 35%, 47%, 59% and 51% of revenue in 1994, 1995, 1996 and for the six months ended June 27, 1997, respectively. In particular, sales of the Company's wireless communications products are currently concentrated in developing countries. The Company plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

         The Company's ability to compete successfully in foreign countries is dependent in part on the Company's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. The Company does not have long-term relationships with any of its value added resellers and distributors and, therefore, has no assurance of a continuing relationship within a given market.

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

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. The Company has removed the action to the United States District Court, Northern District of California, No. C-97-20331 PVT. On July 23, 1997, one additional former employee served a summons and complaint in action No. CV767448 in the Superior Court of the State of California, County of Santa Clara, against the Company and one additional defendant alleging grounds similar to those asserted by the ten pending plaintiffs. Although the Company has placed its insurers on notice of these claims, only some of them have admitted coverage with reservation of certain rights and defenses. The Company believes the terminations were lawful and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Registrant's Annual Meeting of Shareholders was held on May 22, 1997.

(b)  The following directors were elected at the Meeting:

                                             For              Withheld
                                             ---              --------
                Fernand B. Sarrat          23,690,338         162,877
                Jimmy K. Omura             23,691,988         161,227
                Leo A. Guthart             23,690,838         162,377
                James H. Simons            23,691,488         161,727
                Howard L. Morgan           23,691,488         161,727
                Elwyn Berlecamp            23,668,305         184,910
                William W. Harris          23,690,238         162,977
                King W.W. Harris           23,690,688         162,527

(c)  Other matters voted on at the Meeting were the following:

     (i) Approval and ratification of the Cylink Corporation 1994 Flexible Stock Incentive Plan, as Amended, which (i) increases the maximum aggregate number of shares available for the grant of incentive stock options to 5,950,000, (ii) provides for discretionary awards to the Company's Non-Employee Directors, and (iii) increases the maximum number of shares with respect to which options and stock appreciation rights may be granted to any employee to 1,000,000.

                        For                    14,539,614
                        Against                 1,846,491
                        Abstain                    48,913
                        Broker non-votes        7,418,197

     (ii) Approval of an amendment to the Company's bylaws granting the Board of Directors the authority to approve loans to, and guarantee obligations of, officers of the Company and to ratify a loan for approximately $2,000,000 made to the Company's President and Chief Executive Officer.

                        For                    15,689,549
                        Against                   670,775
                        Abstain                    74,694
                        Broker non-votes        7,418,197

     (iii) Ratification of the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

                        For                    23,708,626
                        Against                    92,668
                        Abstain                    51,921


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

        Exhibit
        Number  Description of Exhibit
        ------  ----------------------

        27.1    Financial Data Schedule

(b)   No reports on Form 8-K were filed during the quarter ended June 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 11, 1997              CYLINK CORPORATION

                                    By: /s/  JOHN H. DAWS
                                       -----------------------------------------
                                       John H. Daws
                                       Vice President of Finance
                                       and Administration and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)