Form 10-Q
period 1997-09-26
CYLINK CORP /CA/
filed 1997-11-10
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1997

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
 Yes     X        No
     ---------       ---------

As of November 6, 1997, there were 28,681,544 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                                                                        September 26,   December 31,
                                                                                                            1997            1996
                                                                                                        ---------         ---------
                                  Assets
Current assets:
   Cash and cash equivalents                                                                            $  25,089         $  78,849
   Accounts receivable, net of allowance
      for doubtful accounts of $413 and $644                                                               20,951            12,682
   Inventories                                                                                             10,241             8,828
   Deferred income taxes                                                                                    1,432             1,432
   Other current assets                                                                                     2,596             1,351
                                                                                                        ---------         ---------
            Total current assets                                                                           60,309           103,142

Property and equipment, net                                                                                 6,342             3,760
Acquired technology, goodwill and other intangibles, net                                                    8,682              --
Notes receivable from employees                                                                             3,473              --
Other assets                                                                                                1,076               186
                                                                                                        ---------         ---------
                                                                                                        $  79,882         $ 107,088
                                                                                                        =========         =========
                   Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of capital lease obligations and long-term debt                                      $     207         $     167
   Accounts payable                                                                                         2,737             3,954
   Accrued liabilities                                                                                      8,903             5,150
   Deferred revenue                                                                                           530               353
                                                                                                        ---------         ---------
         Total current liabilities                                                                         12,377             9,624
                                                                                                        ---------         ---------
Capital lease obligations and long-term debt                                                                  320               241
                                                                                                        ---------         ---------
Deferred income taxes                                                                                          12                12
                                                                                                        ---------         ---------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                            --                --
   Common stock, $0.01 par value;  40,000,000 shares authorized;  28,629,000 and
      25,597,000 shares issued and outstanding                                                                286               257
   Additional paid-in capital                                                                             119,999            89,772
   Notes receivable from shareholders                                                                        --                (301)
   Deferred compensation related to stock options                                                            (272)             (334)
   Cumulative translation adjustment                                                                         (100)                4
   Retained earnings (accumulated deficit)                                                                (52,740)            7,813
                                                                                                        ---------         ---------
            Total shareholders' equity                                                                     67,173            97,211
                                                                                                        ---------         ---------
                                                                                                        $  79,882         $ 107,088
                                                                                                        =========         =========

                      See accompanying notes to Condensed Consolidated Financial Statements.


CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)


                                                                           Three Months Ended                 Nine Months Ended
                                                                    -----------------------------      -----------------------------
                                                                    September 26,   September 27,      September 26,   September 27,
                                                                       1997               1996             1997              1996
                                                                     --------          --------          --------          --------
Revenue                                                              $ 20,560          $ 15,021          $ 55,011          $ 35,790
Cost of revenue                                                         7,251             6,193            18,973            15,024
                                                                     --------          --------          --------          --------
Gross profit                                                           13,309             8,828            36,038            20,766
                                                                     --------          --------          --------          --------

Operating expenses:
   Research and development, net                                        4,326             2,774            12,113             8,413
   Selling and marketing                                                5,851             3,415            15,514             9,531
   General and administrative                                           2,499             1,671             6,708             4,332
   Purchased in-process technology                                     63,920              --              63,920              --
                                                                     --------          --------          --------          --------
            Total operating expenses                                   76,596             7,860            98,255            22,276
                                                                     --------          --------          --------          --------

Income (loss) from operations                                         (63,287)              968           (62,217)           (1,510)

Other income (expense):
   Interest income, net                                                   663             1,003             2,479             2,302
   Royalty and other income (expense), net                                 76                67               518              (237)
                                                                     --------          --------          --------          --------

Income (loss) before income taxes                                     (62,548)            2,038           (59,220)              555
Provision for income taxes                                                335               693             1,333               189
                                                                     --------          --------          --------          --------
Net income (loss)
                                                                     $(62,883)         $  1,345          $(60,553)         $    366
                                                                     ========          ========          ========          ========

Net income (loss) per share                                          $  (2.37)         $   0.05          $  (2.32)         $   0.01
                                                                     ========          ========          ========          ========

Shares used to compute net income (loss)
   per share                                                           26,514            26,886            26,046            25,308
                                                                     ========          ========          ========          ========


                       See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                                              Nine Months Ended
                                                                                                         ---------------------------
                                                                                                         September 26, September 27,
                                                                                                              1997            1996
                                                                                                            --------       --------
Cash flows from operating activities:
   Net income (loss)                                                                                        $(60,553)      $    366
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
         Purchased in-process technology                                                                      63,920           --
         Depreciation and amortization                                                                         1,614            980
         Realized loss on sale of securities                                                                    --              432
         Deferred compensation related to stock options                                                           62             63
         Deferred income taxes                                                                                  --              147
         Changes in assets and  liabilities (net of effects of
          Algorithmic Research purchase):
            Accounts receivable                                                                               (7,286)        (6,528)
            Inventories                                                                                         (990)        (2,258)
            Other assets                                                                                        (921)          (196)
            Accounts payable                                                                                  (1,397)         2,254
            Accrued liabilities                                                                                1,606            990
            Deferred revenue                                                                                      (8)          (120)
                                                                                                            --------       --------
               Net cash used in operating activities                                                          (3,953)        (3,870)

Cash flows from investing activities:
   Proceeds from sale of short-term investments                                                                 --            2,844
   Acquisition of property and equipment                                                                      (2,803)        (1,454)
   Purchase of Algorithmic Research, net of cash acquired                                                    (44,350)          --
   Loans to employees in exchange for notes receivable                                                        (3,473)          --
                                                                                                            --------       --------
               Net cash provided buy (used in) investing activities                                          (50,626)         1,390
                                                                                                            --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                                   731         79,786
   Payment of notes receivable from shareholders                                                                 301            100
   Repayment of capital lease obligations and long-term debt                                                    (109)          (238)
   Repayment of borrowings under bank line of credit                                                            --           (1,000)
                                                                                                            --------       --------
               Net cash provided by financing activities                                                         923         78,648
                                                                                                            --------       --------
Effect of exchange rate changes on cash and cash equivalents                                                    (104)             4
                                                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents                                                         (53,760)        76,172
Cash and cash equivalents at beginning of period                                                              78,849          3,240
                                                                                                            --------       --------
Cash and cash equivalents at end of period                                                                  $ 25,089       $ 79,412
                                                                                                            ========       ========

Supplemental disclosures:
   Cash paid for income taxes                                                                               $     31       $   --
   Cash paid for interest                                                                                         78             95
   Equipment acquired under capital lease obligations                                                           --              247
   Equity issued and liabilities incurred for
      purchase of Algorithmic Research                                                                        30,056           --



                       See accompanying notes to Condensed Consolidated Financial Statements

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

2.   Acquisition of Algorithmic Research

         On September 8, 1997, the Company acquired all of the outstanding shares of Algorithmic Research, Ltd. and Algart Holdings, Ltd. (hereafter referred to on a combined basis as "Algorithmic Research"), both limited liability companies organized under the laws of the State of Israel. Algorithmic Research is an information security company providing remote access software products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. Algorithmic Research also provides security products to broadcast networks. Consideration for this purchase was $44,881,000 in cash, net of cash acquired, including transaction expenses paid and accrued of $2,996,000 and $531,000, respectively; and 2,593,169 shares of the Company's common stock and 409,641 fully vested options to purchase common stock of the Company for $0.01 per share. The total value placed on the common stock and options issued by the Company was $29,525,000. The common stock and options issued are subject to decreasing restrictions on trading and exercise, respectively, for three years from the transaction date.

          The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of Algorithmic Research are included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition, as summarized below (in thousands):

   Current assets (including cash and cash equivalents of $1,857)   $ 4,380
   Property and equipment                                             1,261
   In-process technology                                             63,920
   Developed technology and other intangibles                         7,498
   Goodwill                                                           1,317
   Other non-current assets                                              96
   Current liabilities assumed                                       (2,021)
   Long-term debt assumed                                              (188)
                                                                    -------
                                                                    $76,263
                                                                    =======


         The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to capitalized intangibles other than goodwill are being amortized on a straight-line basis over three years.
     Goodwill is being amortized on a straight-line basis over seven years.

         The following unaudited pro forma financial information gives effect to the acquisition as if it had occurred on January 1, 1996, excluding the charge related to purchased in-process technology. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                                                                        Nine Months
                                                          Year Ended       Ended
                                                         December 31,  September 26,
                                                            1996           1997
                                                           --------     --------
                                                    (in thousands, except per share data)
Revenue                                                    $ 59,164     $ 59,222
Net income (loss)                                            (1,943)         869
Net income (loss) per share                                   (0.07)        0.03
Shares used to compute net income (loss) per share           27,187       29,621


3.   Notes Receivable From Employees

         Pursuant to their employment agreements and related promissory notes, during the first quarter of 1997 the Company loaned certain employees $3,473,000 towards the purchase of their principal residences. Of this amount, $2,843,000 is receivable from officers of the Company. The notes are interest free and are due five years from the dates of the related notes, at which time the notes must be repaid or convert into, and become subject to, the terms of a standard, interest-bearing commercial loan. The notes are secured by deeds of trust on the residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence.

4.   Inventory

                                                    September 26,  December 31,
                                                        1997         1996
                                                       -------      -------
                                                           (in thousands)
     Raw materials                                     $ 4,552      $ 4,126
     Work in process and subassemblies                   2,494        3,196
     Finished goods                                      3,195        1,506
                                                       $10,241      $ 8,828
                                                       =======      =======


5.   Recent Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"),
     "Earnings Per Share." This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The
     Company is required to adopt the new standard in the fourth quarter of 1997. The following table sets forth net income (loss) per share as reported and unaudited pro forma basic and diluted net income (loss) per share assuming FAS 128 had been applied during the periods presented:


                                                           Three Months Ended             Nine Months Ended
                                                    ------------------------------  ------------------------------
                                                    September 26,     September 27, September 26,    September 27,
                                                        1997             1996          1997             1996
                                                      --------         --------     ---------            ----
Net income (loss) per share as reported               $  (2.37)        $   0.05     $   (2.32)           0.01
Pro forma basic net income (loss) per share              (2.37)            0.05         (2.32)           0.02
Pro forma diluted net income (loss) per share            (2.37)            0.05         (2.32)           0.01


         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available for sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of adopting this new standard. The disclosures prescribed by FAS 131 are effective for 1998.

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

BUSINESS ACQUISITION

         On September 8, 1997, the Company acquired Algorithmic Research, an Israeli company. Algorithmic Research is an information security company providing remote access network security products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. Algorithmic Research also provides security products to broadcast networks. See Note 2 of Notes to Condensed Consolidated Financial Statements. The total acquisition price of approximately $76.3 million was funded from a combination of the Company's existing working capital, newly issued common stock and options to purchase common stock. Approximately $63.9 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 26, 1997. The amortization of capitalized intangibles and the charge resulting from in-process technology are not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of Algorithmic Research are included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

         Revenue. The Company's revenue is derived primarily from sales of its family of commercial information security products and its medium speed spread spectrum radio products. Fees for maintenance and support services are charged separately. Revenue from product sales is recognized upon shipment to the customer. Concurrently, a provision is made for estimated costs to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

         The Company's revenue increased by 37% from $15.0 million for the three months ended September 27, 1996 to $20.6 million for the three months ended September 26, 1997, and increased by 54% from $35.8 million for the nine months ended September 27, 1996 to $55.0 million for the nine months ended September 26, 1997. Sales of information security products increased by 75% from $7.5 million for the third quarter of 1996 to $13.1 million for the third quarter of 1997, and increased by 96% from $17.3 million for the first nine months of 1996 to $34.1 million for the first nine months of 1997. The increase in information security product revenue resulted primarily from significantly increased product shipments in the SecureWan and SecureLan encryption product lines, which are used in public and private linked networks. Overall average selling prices for information security products decreased marginally. Information security product revenue for the third quarter of 1997 includes $1.1 million attributable to Algorithmic Research. Sales of wireless communications products were $7.5 million for both the third quarter of 1996 and 1997. Increased shipments of wireless communications products were offset by decreases in overall average selling prices. Wireless communications revenue increased 14% from $18.4 million for the first nine months of 1996 to $20.9 million for the first nine months of 1997. This increase was primarily due to higher unit sales, particularly for the Company's AirLink S-Band radios and AirLink T1/E1 products, partially offset by a decrease in average selling prices.

         International revenue was 58% and 54% of total revenue for the third quarter of 1996 and 1997, respectively, and was 56% and 52% of total revenue for the first nine months of 1996 and 1997, respectively. The decrease in international product revenue as a percentage of total revenue from 1996 to 1997 was due primarily to the increased percentage of total revenue represented by information security products, which are sold mostly in the United States.

         Gross Profit. Gross profit increased by 51% from $8.8 million for the three months ended September 27, 1996 to $13.3 million for the three months ended September 26, 1997, and increased by 74% from $20.8 million for the nine months ended September 27, 1996 to $36.0 million for the nine months ended September 26, 1997. The increase in dollars was primarily a result of the significant increase in revenue. As a percentage of sales, gross profit was 59% and 65% for the third quarter of 1996 and 1997, respectively, and 58% and 66% for the first nine months of 1996 and 1997, respectively. The increase in gross margin resulted from the increased percentage of total revenue represented by information security products, which generally have higher gross margins than wireless communications products. In addition, the increase in gross margin was due to lower average unit costs for both wireless communications and information security products, and a decrease in expenses for maintenance and support services related to the Company's information security products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 2% from $4.4 million for the three months ended September 27, 1996 to $4.3 million for the three months ended September 26, 1997, and increased 7% from $12.3 million for the nine months ended September 27, 1996 to $13.2 million for the nine months ended September 26, 1997. Gross research and development expenses as a percentage of revenue were 29% and 21% for the third quarter of 1996 and 1997, respectively, and 34% and 24% for the first nine months of 1996 and 1997, respectively. The dollar increase for the nine months ended September 26, 1997 compared to the same period last year resulted from the Company's expanded product development efforts, partially offset by reduced contract and other variable expenses related to externally funded research and development. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. No engineering funding was recognized during the third quarter of 1997. Amounts recognized under non-recurring engineering contracts totaled $1.6 million for the third quarter of 1996, and $3.9 million and $1.1 million for the first nine months of 1996 and 1997, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 71% from $3.4 million for the three months ended September 27, 1996 to $5.8 million for the three months ended September 26, 1997, and increased 63% from $9.5 million for the nine months ended September 27, 1996 to $15.5 million for the nine months ended September 26, 1997. Selling and marketing expenses as a percentage of revenue were 23% and 28% for the third quarter of 1996 and 1997, respectively, and 27% and 28% for the first nine months of 1996 and 1997, respectively. The dollar increases were due to expenses associated with expansion of the Company's direct sales force, personnel increases in the marketing group, and increased expenses associated with advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses increased 50% from $1.7 million for the three months ended September 27, 1996 to $2.5 million for the three months ended September 26, 1997, and 55% from $4.3 million for the nine months ended September 27, 1996 to $6.7 million for the nine months ended September 26, 1997. General and administrative expenses as a percentage of revenue were 11% and 12% for the third quarter of 1996 and 1997, respectively, and were 12% for both the nine months ended 1996 and 1997. The dollar increases were primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth. General and administrative expenses for the third quarter of 1997 include approximately $132,000 of amortization expense related to intangible assets resulting from the acquisition of Algorithmic Research. In subsequent quarters, this amortization will be approximately $675,000.

         Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. Interest income, net, increased from $2.3 million for the first nine months of 1996 to $2.5 million for the first nine months of 1997, principally due to interest income resulting from funds derived from the Company's initial public offering in February and March of 1996. Interest income, net, decreased from $1.0 million for the third quarter of 1996 to $663,000 for the third quarter of 1997 due to cash used for the acquisition of Algorithmic Research. In the first quarter of 1997, the Company recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to the Company's interest in the residual value of a former partnership known as Public Key Partners ("PKP"). Management considers the uncertainty regarding ultimate collection to have been resolved as a result of the settlement agreement between the Company and RSA Data Security, Inc., a subsidiary of Security Dynamics ("RSA DSI"). The assets of the former partnership, consisting primarily of cash, are being held in trust pending the resolution of certain litigation described in Part II, Item 1 "Legal Proceedings." Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial position or results of operations. The first quarter of 1996 includes a $441,000 write down of the Company's short-term investments as management concluded the decline in value was permanent. These investments were sold at an actual loss of $432,000 in the third quarter of 1996. The Company also experienced a decline in royalty income during the nine months ended September 27, 1997 as compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 26, 1997, the Company had cash and cash equivalents of $25.1 million, working capital of $47.9 million and minimal long-term obligations. For the nine months ended September 26, 1997, the Company recorded a net loss of $60.6 million due to a nonrecurring charge for in-process technology related to the acquisition of Algorithmic Research. Net cash used in operating activities for the nine month period ended September 26, 1997 of $4.0 million consisted primarily of increases in current assets other than cash and a decrease in accounts payable, partially offset by an increase in accrued liabilities.

         Cash used in investing activities for the nine months ended September 26, 1997 was $50.6 million, of which $44.4 million was attributed to the acquisition of Algorithmic Research. The Company also made expenditures for property and equipment of $2.8 million and provided long-term loans to employees of $3.5 million.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain.

          Due primarily to increased research and development, sales and marketing, and litigation expenses, the Company incurred losses in 1994 and 1995 and the first six months of 1996. The Company also incurred a loss in the third quarter of 1997 due to expenses resulting from the acquisition of Algorithmic Research. There can be no assurances that the Company will increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

         The Company has historically experienced significant fluctuations in its operating results on an annual and a quarterly basis and could experience such fluctuations in the future. The Company's operating results are affected by a number of factors, many of which are outside of the Company's control, including: the timing of the introduction of new or enhanced products by the Company or its competitors; market acceptance of new products of the Company, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights, and the effect of any such claims on customer acceptance of Company products; the mix of products sold; changes in the percentage of products sold through the Company's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. The Company expects to introduce a number of new products in 1997. The failure of such new products to achieve market acceptance at the time anticipated by the Company, or at all, would materially and adversely affect the Company's financial condition and results of operations.

Potential Volatility of Stock Price

         The trading of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the information security systems and wireless communications industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. The Company's sales or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. These Company-specific factors or broad market fluctuations may have a material adverse effect on the market price of the Company's Common Stock.

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

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the SecureManager and PrivateSafe products, some of which are under development, and the SecureGate, SecureFrame, SecureDomain and PrivateWire products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company's competitors in the information security markets include Security Dynamics, Semaphore, Cray Research, Racal-Guardata, Inc. and Information Resource Engineering, Inc. Northern Telecom Limited, AT&T, Motorola Corporation, Digital Equipment Corporation and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. In addition, a number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems have embedded security solutions in their software. Other vendors, notably Checkpoint, Raptor, Trusted Information Systems, and others, offer a technology known as firewalls, which is often perceived by customers as an adequate security solution obviating a need for the Company's products. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain information security.

         Several vendors including Certicom and RSA DSI license various methods of implementing cryptographic technology, including some that are different than (and incompatible with) the method of implementing cryptography currently used by the Company in most of its products. Although Cylink has a license to use all of the leading methods promoted by the Company, Certicom and RSA DSI, to the extent relevant industries impose technical standards different than those currently used by the Company in any segment of the information security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Product Liability Risks

         Customers rely on the Company's information security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. Although the Company seeks to reduce the risk of such losses by attempting to negotiate warranty disclaimers and liability limitation clauses in its sales agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting the Company's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business and results of operations. In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which would have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company incorporates in its products cryptographic technology described in certain fundamental patents to public key crytography owned by Stanford University (the "Stanford Patents") which expired in the United States in September and October, 1997. Consequently, this basic technology is now freely available for use by the Company's competitors and customers. To the extent the Company's competitors are successful in duplicating or reverse engineering the Company's know how in commercializing this technology, the customer's demand for the Company's products may be adversely affected.

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

Risks  Associated  with  International  Sales;  Reliance  Upon  Local  Partners.

         International product sales represented approximately 35%, 47%, 59% and 52% of revenue in 1994, 1995, 1996 and for the nine months ended September 26, 1997, respectively. In particular, sales of the Company's wireless communications products are currently concentrated in developing countries. The Company plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

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

Risks Associated with Regulation Over Information Security Products

         United States government regulations restrict the export of certain cryptographic devices, including certain of the Company's information security products. As a result, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions. In addition, international customers may be unwilling to purchase the Company's products which are eligible for export due to perceptions that such products are inferior to those marketed within the United States, may contain undocumented features which undermine the products' security architecture, or are required to incorporate security features which are unacceptable to the customer. Furthermore, the regime of export administration, and resulting regulations in the United States are in a stage of transition due to political controversy concerning their purposes and legality. Consequently, the uncertainty concerning the interpretation and application of such regulations may unduly delay or prevent the export of Company products, leading to a commensurate loss of revenue and market position.

         Recent legislative proposals have indicated the possibility that Company products sold for use within the United States may be required to incorporate certain features to assist law enforcement agencies in recovering suspect communications. In the event such proposals are enacted into law, the Company may be obligated to expend considerable sums in complying with such regulations. In addition, the market opportunities and customer acceptance of the Company's products may be adversely affected by the Company's compliance with such laws, leading to a commensurate loss of revenue and market share.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. After removing the action to the United States District Court, Northern District of California, the court dismissed the libel and RICO claims against all defendants, the fraud claims against all outside directors, and remanded the action back to the state Superior Court. On July 23, 1997, one additional former employee served a summons and complaint in action No. CV767448 in the Superior Court of California, County of Santa Clara, against the Company and one additional defendant alleging grounds similar to those asserted by the ten pending plaintiffs. Discovery in both actions has been initiated and trial of either or both actions is not expected before late 1998 or early 1999. Although the Company has placed its insurers on notice of these claims, only some of them have admitted coverage with reservation of certain rights and defenses. The Company believes the terminations were lawful and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's financial condition.

         On  September  6, 1995,  the  Company  obtained  an  arbitration  award dissolving a former partnership, known as PKP, between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. The only remaining claim against PKP, which was dismissed in September 1997 in action C-94-20512 SW before the United States District Court for the Northern District of California is presently an appeal by a third party plaintiff. An unfavorable outcome on the appeal, and a subsequent verdict in favor of the plaintiff of trial, might affect the residual value the Company may receive from the former partnership.


Item 2.   Changes in Securities

(c) The Company's Registration Statement Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). In February and March 1996 the Company issued 5,750,000 shares of its common stock to the public at a price of $15 per share. The Company received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended September 26, 1997, the net proceeds have been used as follows (in thousands):


     Purchase and installation of equipment                         $ 5,618
     Acquisition of Algorithmic Research                             45,913
     Repayment of indebtedness                                        1,000
     Working capital                                                  5,854
     Temporary investment in money market accounts                   20,479
                                                                    -------
                                                                    $78,864
                                                                    =======


         None of the net proceeds or expenses of issuance and distribution of the securities have been, either directly or indirectly, paid to or invested with any related party or shareholder of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

     Exhibit
     Number      Description of Exhibit
     ------      ----------------------
       27.1      Financial Data Schedule

(b) The Company filed a report on Form 8-K on September 23, 1997 reporting under Item 2 the acquisition of Algorithmic Research effective September 8, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 10, 1997                 CYLINK CORPORATION

                                         By:    /s/  JOHN H. DAWS
                                             -------------------------------
                                                John H. Daws
                                                Vice President of Finance
                                                and Administration and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)