Form 10-K405
period 1997-12-31
CYLINK CORP /CA/
filed 1998-03-31
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997          Commission File No. 0-27742


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


The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 13, 1998, as reported by the Nasdaq National Market, was approximately $192,160,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 13, 1998, there were 28,810,085 shares of the Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 22, 1998, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink Corporation's ("Cylink" or the "Company") expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I,
Item 1 "Business" regarding (i) its strategies for being a leading provider of enterprise-wide network security products and to establish network security standards for the secure exchange of information, (ii) its plans to develop domestic and international strategic marketing and product development relationships with key members of the industries addressed by the Company's products, (iii) its expected research and development expenditures for the enhancement and extension of the Company's existing products, including its PrivateWire and PrivaCy Manager products, and for the development and introduction of new products, (iv) the Company's intention to expand foreign sales channels and enter additional international markets, and (v) the Company's belief that its CIDEC-VHS/VHX products are currently the fastest data link encryptors available in the world today for commercial use; the Company's statement in Item 2 "Properties" that it believes its current facilities are and will be adequate for the foreseeable future; the Company's statements in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding (i) the Company's expectation that it will more likely than not realize a portion of its net deferred tax assets based on future income in the next twelve months, (ii) the sufficiency of the Company's existing liquidity and capital resources; and management's belief that resolution of certain litigation described in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 "Financial Statements and Supplementary Data" will not have a material adverse effect on the Company's financial position. All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in Item 1 "Business - The Cylink Strategy, - Network Security Products, - Research and Development, and - Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.


ITEM 1.  BUSINESS

         The Company develops, markets and supports network security products that enable and manage the secure transmission and authentication of information over local area networks ("LANs"), wide area networks ("WANs"), public packet switched networks, such as the Internet, and broadcast networks. The Company's products offer an integrated, flexible solution for transforming any portion of an enterprise's network into a virtual private network ("VPN") by utilizing public key encryption technologies to create and manage an enterprise's security infrastructure, and to provide secure access for local and remote authorized users of its proprietary information and services. The Company's network security portfolio consists of hardware and software encryption platforms, certificate servers, remote access gateways, network security management systems, toolkits, public key processors, advanced intelligent smart cards, smart card operating systems, easily deployed card readers and conditional access technology for broadcast networks. The Company is also conducting advanced research and development in the field of digital water marking for protection of intellectual property.

         The Company was formed in 1984 as a partnership and subsequently incorporated in California in 1989. In February and March of 1996, the Company completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering, the Company sold 5,750,000 shares of its Common Stock which generated approximately $78.9 million of cash, net of underwriting discounts, commissions and other offering costs.

         On September 8, 1997, the Company purchased all of the outstanding shares of Algorithmic Research Ltd., an Israeli Company ("ARL"), as well as one of its shareholders, Algart Holdings Ltd., an Israeli Company, in exchange for a total consideration of 3,002,810 shares, including options to purchase shares, of Cylink Common Stock and $46.7 million in cash, including assumption of certain sellers' expenses.

         Cylink further offers a line of spread spectrum radio products for wireless transmission of voice and data communications which operate in the unlicenced spread spectrum bands adopted by the U.S. Federal Communications Commission ("FCC") in 1985 and subsequently adopted in many other countries throughout the world. The Company's spread spectrum radio products focus primarily on the fixed location, outdoor, wireless communications infrastructure market. On March 28, 1998, the Company sold all of the assets comprising its Wireless Communications Group to P-Com, Inc., a Delaware Corporation located in Campbell, California, for a total consideration of $60.5 million, subject to final closing adjustments, consisting of $46.0 million in cash and a promissory note in the amount of $14.5 million due 100 days after closing.

         The Company operates in one industry segment -- secure communications products. The Company's principal operations outside of the United States comprise research and development in Israel, as well as sales and service offices located in the United Kingdom and several other countries in Europe and the Far East. See Note 10 of the Notes to Consolidated Financial Statements for geographic area information.

Industry Background

         The market for the Company's network security products continues to expand due to the steady growth of private leased lines, the growth of packet switched networks, and the increasing deployment of applications and systems for transmitting proprietary information and commercial transactions over various network topologies. Commercial and government enterprises continue to expose increasing amounts of their proprietary information to the security weaknesses inherent to their electronic communication networks, with a commensurate escalation in the risk of misappropriation of their enterprises' resources and the ensuing demand for verifiable identification of its authorized users. The Company believes that the rate of penetration for all network security products offered today lags well behind the growth in the addressable market.

         During the last twelve to eighteen months, the consolidation of the network security industry has accelerated as the leading vendors seek to acquire more rapidly the core technologies required for a comprehensive enterprise security solution. This consolidation reflects the market's consensus that a broad, flexible portfolio of network security products from a limited number of suppliers is preferable to the procurement and integration of products supplied by numerous vendors, each of which specializes only in partial solutions for the customer's data communications infrastructure. Consequently, vendors which initially entered the market by addressing a specific requirement, are now expanding their product lines by licensing technologies from third parties, enhancing the interoperability of their products through cooperative arrangements, and acquiring technology through mergers and acquisitions of vendors having complementary offerings.

         Examples of such partial solutions include stand alone "Firewall" products, which offer access control primarily by filtering packet addresses, virus protection, and password based tokens based on time-varying and challenge-response protocols. These tokens and access control systems generally provide some level of user authentication, but lack the capability of ensuring privacy of communications, integrity of the data or non-repudiation of the transaction. Many other encryption products provide privacy, but do not perform the other security functions, nor are they easily controlled or managed from one central location. New techniques for auditing network security are also entering the market, such as intrusion detection tools which, by themselves, do not enable security within the enterprise. Although several entities have commenced offering services as certificate authorities to verify the authenticity of network correspondents' public keys, the enterprise's management of its private keys has received comparably less attention. As customers demand greater ease of management for their security solutions, a uniform method of key management for both private as well as public keys, across applications, will be required.

         Along with this consolidation in the network security industry, major participants in the networking, computing and operating systems industries continue to make their presence felt by offering security related products of their own, by licensing and incorporating base encryption technology into their own core products, and by promoting or endorsing various standards initiatives. It remains to be seen whether these entities will make a significant, strategic investment in security technologies, or whether their involvement to date is merely symptomatic of the increased awareness of enterprise security issues by customers of these computing and networking participants.

The Cylink Solution

         Through its products introduced over the last five years, those recently added by virtue of the Company's acquisition of ARL, and those products presently under development, Cylink offers a comprehensive, system-wide solution that delivers the critical services for both network level and application security: authentication, authorization, audit, integrity and privacy, all within a scaleable, centrally-managed system. For over twelve years, the Company has pioneered the use of Public Key cryptography as one of its core technologies by, among other accomplishments, becoming the first commercially successful supplier of network security encryption devices incorporating the Diffie-Hellman automated key management solution. Today, the Company's products incorporate state-of-the-art commercial security technologies, including Public Key cryptography-based digital signatures, certificates and key management techniques, which enable the Company to offer broad, flexible solutions for creating VPNs for local and remote users.

The Cylink Strategy

         The Company intends to maintain its position as a leading provider of enterprise-wide network security solutions and to promote standards for the secure exchange of information and transactions among users of LANs, WANs and public networks. The Company seeks to achieve these goals through the following strategies:

   o Offer Comprehensive Enterprise-Wide Network Security Solutions. The Company's strategy is to offer a broad, centrally managed and flexible line of network security products to create VPNs within both enterprises and global networks. For example, the Company recently introduced ARL's PrivateWire family of components for securing remote access over the Internet, including both software and smart card tokens for clients, and a highly portable, easily installed card reader. By offering a toolkit for integrating the customer's applications with the entire PrivateWire family, including a public key smart card and an ISO compliant card reader, the Company believes the PrivateWire family delivers a complete, scalable, and expandable public key security solution for customers' existing applications. In addition, the Company continues to improve its Secure Manager by consolidating management of all Company products under one Java-based, browser-enabled platform, branded "PrivaCy Manager". When coupled with ARL's component technologies, PrivaCy Manager may be offered as a key management infrastructure for third party products, as well as the Company's own solutions.

   o Maintain and Leverage Its Expertise in Public Key Technology. The Company plans to maintain its expertise in the application of Public Key cryptography through a combination of internal research and development efforts. On occasion, the Company will also accept funded development contracts when the Company believes such projects will yield commercial applications for the Company's own technologies. With the recent acquisition of ARL, the Company has enhanced its expertise in the application of Public Key technology to smart cards, including on board operating systems and applications, remote access services and the emerging field of conditional access encryption for broadcast networks. ARL's security operating system is incorporated in one of the most widely deployed public key tokens in the world today for conditional access to broadcast networks. In 1997, the Company had net research and development expenses of approximately $12.5 million.

   o Broaden Acceptance of the Company's Public Key Technology through Licensing. The Company actively seeds the computer, networking and telecommunications industries with its specific methods of implementing Public Key to ensure a compatible market for the Company's technology and products. During 1997 the Company licensed to Microsoft Corporation the right to incorporate certain of the Company's core Public Key components in Microsoft's products, including NT and Internet Explorer. In addition, the Company licensed to JavaSoft the right to incorporate the Company's certificate technology in the Java development kit. By licensing these technologies to Microsoft and JavaSoft on royalty-free terms the Company is encouraging the broadest possible dissemination of this base technology, thereby creating opportunities for greater acceptance of the Company's products. Prior to their expiration in 1997, the Company also held exclusive sublicensing rights to the fundamental Public Key patents owned by Stanford University (the "Stanford Patents"). Pursuant to its agreement with Stanford University, the Company successfully sublicensed over thirty other companies to adopt methods of Public Key similar to those developed by the Company. In the meantime, the Company continues to offer developers a suite of cryptographic libraries and tools to utilize components of the Company's Public Key technology.

   o Continue Expansion into Emerging Public Network Markets. The Company intends to leverage its expertise in securing private networks by offering security solutions which address the emerging demand for both VPNs within public networks and secure, remote access to enterprise networks. The Company's acquisition of ARL and the introduction of its PrivateWire family of products demonstrate the Company's commitment to meeting these requirements.

   o Build and Foster Strategic Relationships. The Company intends to continue to develop strategic marketing and product development relationships with key members of the industries it serves. Applying its expertise in Public Key technology, the Company has developed applications for parties such as AT&T, Cisco Systems, Inc., the Society for Worldwide Interbank Financial Telecommunications ("S.W.I.F.T."), and the Federal Reserve Bank. In addition, the Company believes its open licensing of certain components to Microsoft and JavaSoft, as well as the Company's offerings of software security toolkits and developers' libraries, will attract and enhance future development opportunities. With its PrivateWire and PrivaCy Manager offerings, the Company also believes it has an attractive key management solution for potential partners.

         Note, however, that the market for the Company's network security products is continuing to emerge. This market is characterized by rapidly changing technology, evolving industry standards, new product introductions and changes in customer requirements and preferences. The Company's future will depend in part upon end users' demand for network security products in general, and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Any significant advance in techniques for attacking cryptographic systems could render some or all of the Company's existing and new products obsolete or unmarketable. To the extent that the Company is unable to adopt and incorporate emerging standards for implementing network security in a market segment, sales of the Company's existing and planned products in that market segment would be significantly less than the levels currently anticipated by the Company. There can be no assurance that network security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete. See "Business
- Risk Factors That May Affect Future Results -- Competition, -- Evolving Network Security Market, and -- Rapid Technological Change."

Technology

         The Company's network security products are based on Public Key cryptography techniques, which were first developed in 1976 at Stanford University by Drs. Diffie and Hellman. The Public Key cryptography methods adopted by the Company require that each user be assigned both a private number, which is confidential, and a mathematically related public number, which can be revealed without compromising the user's private number. Diffie-Hellman key exchange provides for two users in a data network to exchange their public numbers and then compute a shared secret number that is unique to them. This shared secret number can then be used as the secret encryption key in a conventional encryption system to maintain the privacy of the communication between two users.

         The Company has adopted advanced Public Key digital signature methods. An individual's digital signature is a set of unique binary numbers, which is derived from a combination of the message and the signer's private number. Any user in the network can verify this digital signature by using only the sender's public number. Digital signature methods which can scale to potentially millions of users are recognized as an indispensable foundation for secure electronic transactions.

         The Company's products enable network administrators to act as certificate authorities that permit each authorized device in the network, including an individual's software and hardware tokens, to have the device's public number validated for the purpose of establishing its authenticity to others. The certification authority provides each authorized user with an electronic message, known as a certificate, containing that user's name, public number, unique privileges within the network and expiration date. Such privileges, for example, can define the portions of the network which the user is authorized to enter, the level of the user's authority to conduct transactions within those portions of the network, and the network services the user may enjoy. This message is digitally signed by the network administrator to create the user's certificate, which in effect serves to notarize the user's public number and enable that user to conduct secure communications with other certified users within the network.

         The Company's Public Key certificate technology is incorporated in the Company's network management systems for its products. The Company has consolidated its network management technologies into one Java-based platform which the Company intends to offer as a remote, centralized management system for its products, as well as third party products which integrate the Company's management solutions.

         The Company and its newly acquired subsidiary, ARL, have developed integrated software modules which are incorporated in the Company's network security products. These software libraries implement the Public Key cryptography techniques for the Company's key management systems, digital signatures and certificates to provide complete, scaleable enterprise-wide network security solutions. For example, by combining ARL's software toolkits with the Company's network management system, the Company may offer a complete, integrated key management infrastructure. In addition, ARL's software components are compatible with most off-the-shelf third party applications which can then utilize the security services of ARL's PrivateWire family of software and smart card tokens.

         The Company also designs application specific integrated circuits ("ASICs") and custom integrated circuits to implement its encryption algorithms and Public Key techniques in order to provide increased performance, security and functionality in its products at reduced cost. Cylink's significant technical achievements in the area of proprietary ASIC design include encryption chips with speeds up to 155 megabits per second ("Mbps") and Public Key co-processor chips that have the capability of handling 1,024 bit numbers.

         The Company's network security products are designed to secure existing networks without reducing performance or requiring modifications to customers' existing network hardware or software. This ease of integration is accomplished with a broad range of hardware and software implementations of network interfaces, which enable the Company's security products to connect to most networks in use today throughout the world. The current list of network interfaces used in Company products include: T1 (1.5 Mbps), T2 (6.2 Mbps), T3 (45 Mbps), E1 (2 Mbps), E3 (34 Mbps), X.25, V.35, X.21, Frame Relay (FRF.1,
FRF.3 and FRF.4), NTT T1 (Japan), 10 Base 2, 10 Base 5, 10 Base T, HSSI, RS-232 and RS-422.

Network Security Products

         The following table sets forth Cylink's principal network security products currently offered or under development:


                                                                        Year
  Product                          Description                       Introduced
---------------            --------------------------                ----------
                             Global Network Security
Cidec Line
----------
CIDEC-HS                   High Speed T1 Link Encryption                1986
CIDEC-MS                   Medium Speed Link Encryption                 1987
CIDEC-LS                   Low Speed Link Encryption                    1987
CIDEC-VHS                  Very High Speed T3 Encryption                1990
CIDEC-MLS                  Integrated Link Cards                        1993
CED Card (AT&T)            Encryption Signaling System                  1997
SecureLink Line            Next Generation Link Encryptors              *

X-25
----
SecureX25L                 Low Speed X.25 Packet Encryption             1993
SecureX25H                 High Speed X.25 Packet Encryption            1994

SecureFrame
-----------
SecureFrame                Frame Relay Packet Encryption                1996
SecureFrame - LS           Low Speed Frame Relay Encryption             1997

                               Enterprise Security

SecureLAN Family
----------------
SecureDomain               Router Domain Packet Encryption/Access       1996
EPA Card (Cisco)           Encryption Processor for Cisco 7700 Series   1997
                           Router
SecureAccess Family
-------------------
SecureGate                 Dial Up Remote Access, PSTN                  1996
SecureTraveler             SecureGate Encryption Software Client        1997

PrivateWire Family
-------------------
PrivateWire                Remote Access, Secure TCP/IP Communications  1997
                           Firewall, and Authorization Management
PrivateCard                Full On Board Public Key Smart Card          *

------------------
* Indicates products under development and scheduled for introduction in 1998

PrivateSafe                Portable Card Reader                         *

                                  SecureManager

CSMS                       SecureX25 Network Management                 1994
SecureManager              Manager For SecureDomain                     1996
PrivaCy Manager            Unified Management Platform                  1997

                                       ARL

CryptoServer               Cryptographic Security Server           As of 9/8/97
CryptoLAN                  Remote LAN access                       As of 9/8/97
CryptoKit                  Software Development Toolkit            As of 9/8/97

         Global Network Products Family. The Company entered the network security market in 1986 to secure communications within WANs over private leased lines. The SecureWAN product family is a complete line of link encryptors that utilize Diffie-Hellman Public Key management techniques to support conventional encryption algorithms, such as the data encryption standard ("DES") and its improved version, known as Triple DES.

         Depending on the product model, the Company's CIDEC and SecureLink encryptors operate at varying data rates over private and public networks and support most widely used data link protocols. The Company's original CIDEC line of data encryption products is available in a number of models that range from high speed T1 and T3 data transfer rates (1.54 Mbps and 45 Mbps, respectively) to low speed transfer rates (1200 bits per second to 256 kilobits per second ("kbps")). The Company believes that its CIDEC-VHS/VHX products are the fastest data link encryptors commercially available in the world today.

         To support its customers who deploy their WANs over shared, public networks, the Company also developed packet encryptors which enable secure transmission of packets of data between two points in X.25 and Frame Relay based networks. The Company's high speed SecureX25H and low speed SecureX25L offer encryption for public switched packet networks based on X.25 packet transmission technology and support data rates up to 64 kbps and up to 512 virtual circuits. The Company's SecureFrame product is designed to operate as a dedicated Frame Relay encryptor capable of operations on any public or private Frame Relay-based network. The SecureFrame is designed to support data rates of up to 2.048 Mbps and up to 1,024 user addresses.

         Enterprise Security Products Family. With the acquisition of ARL, the Company broadened its remote access solutions to include the PrivateWire family of TCP/IP based software, component libraries, smart card tokens, and easily deployed card readers. The PrivateWire family of components includes a toolkit for integrating all of the PrivateWire products with customers' existing applications.

         PrivateWire provides low cost, premium security services for authorization management and remote access, as well as a comprehensive security infrastructure, over TCP/IP communications including WWW, FTP, Telnet, e-mail and any TCP/IP client/server application. Security is provided at the application as well as the communications level. Application-level security allows for digital signing of sensitive transactions, reciprocal authentication is established using Public Key cryptography, and communications are encrypted using one-time session keys.

         PrivateWire is transparent to the organization and the end-user. No specific proxies need to be configured, defined or publicized and, because PrivateWire supports any Winsock application, no integration or changes to applications are required. Users are controlled, managed and logged at the network gateway. Changes to security policy can be easily configured and defined from local or remote locations by any authorized manager using a standard web browser, such as Microsoft IE, Netscape Navigator, or the Company's PrivaCy Manager.

         PrivateCard, developed by ARL, is the advanced, electronic smart card in the PrivateWire family which has a complete, on-board Public Key processor which, in combination with the remaining PrivateWire products, can serve as a fully functional, secure personal token for authenticated and encrypted transactions. PrivateSafe is ARL's latest smart card reader in the PrivateWire family which is highly portable and simple to install by merely plugging in two cables between the keyboard and the client computer. This patented, secure PIN card reader transfers all Public Key operations onto PrivateCard's on board processor.

         The SecureDomain encryption unit and its network management system are designed to provide packet-based security solutions which enable enterprises to use the Internet as part of their own VPN by creating and controlling access to groups within the network. Pursuant to its license from the Company, Cisco is authorized to embed the SecureDomain cryptographic software modules in Cisco's router products as part of Cisco's IOS operating system.

         The SecureDomain product is a hardware device that resides between the router and subnet in a LAN, and supports simultaneous secured TCP/IP and IPX communications among networks and subnets. By securing the payload portion of network traffic, SecureDomain is transparent to the network and user applications. In addition, packet address information is left intact, allowing traffic to flow over any public or private network without compromising network performance.

         The Company also developed its SecureGate and SecureTraveler products to provide secure access for authorized remote and mobile users to their corporate computing resources over the dial up, public switched telephone network ("PSTN"). The SecureGate Server, which physically resides between the customer's communications server and modems, can monitor and protect corporate information resources by controlling incoming and outgoing calls to and from the network. SecureGate provides centralized management and tracking of remote users and their individual security profiles, with audit trails of all system activities. SecureGate also acts as the certificate authority for its authorized remote SecureTraveler clients.

         SecureManager Family. The Company's latest SecureManager product, branded PrivaCy Manager, consolidates the Company's existing security management tools with a Java-based management platform designed for enterprise and global networks. PrivaCy Manager remotely configures, monitors and performs firmware downloads for certain of the Company's network security products, including SecureFrame, and SecureDomain. The Company intends to extend PrivaCy Manager's management services to all of Cylink's enterprise security products, as well as third party products which integrate the Company's management tools.

         PrivaCy Manager's automated Public Key authentication procedures prevent unauthorized products from masquerading as legitimate devices on the network. With its graphical representation of the network's topology, and its point-and-click interface, the network security structure can be easily visualized, simplifying the tasks of configuring, modifying and managing the network's security. Furthermore, PrivaCy Manager can implement a broad range of security policies for determining access to network security devices. By periodically polling each secure device, PrivaCy Manager maintains an audit trail of network security activities, including administrator operations, user logins, logouts, traps and alarms.

         ARL's Offerings. CryptoKit is a platform independent, software development security kit for integrating ARL's security modules into customers' existing network applications. CryptoKit serves either as a stand alone toolkit for providing cryptographic services, or as a tool to upgrade the customer's network by creating interoperability with the Company's products, such as PrivateWire. CryptoServer is a cryptographic security server which provides data security services, such as certificate authorization, for networked environments handling large volumes of transactions. ARL also offers security solutions for LAN remote access ("CryptoLAN"), PC to mainframe connections ("Crypto3270"), laptops and PCs ("Diskrete"), e-mail ("CryptoMail") and files and messages ("CryptoCom"). Following the addition of ARL's products into the Company's portfolio, the Company has realized some efficiencies in its own product development by discontinuing development and support of certain other products which are redundant with those of ARL.

         The Company's future results of operations will be highly dependent on the successful marketing and customer acceptance of the Company's latest products, including both PrivaCy Manager and PrivateWire. To date, the Company has made only modest shipments of such products. No assurance can be given that these products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -- Dependence on Recently Introduced and New Network Security Products, and -- Product Liability Risks."

Sales, Marketing and Customer Support

         The Company markets its network security products primarily through its direct sales force and, to a lesser extent, through distributors. The Company's direct sales force for its network security products operates primarily from the Company's headquarters in Sunnyvale, California and from three sales offices in the United States. The Company's sales force, engineers and technical personnel must work closely with customers in order to determine system security and network configurations that meet the customers' needs.

         International sales of network security products are made primarily through the Company's five foreign sales offices and numerous distributors. The Company does not have long-term contractual relationships with any of its distributors and, therefore, has no assurance of a continuing relationship within a given market.

         To date, the majority of the Company's customers for its network security products have been Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who rely on the Company's Global Network Products to encrypt and secure their WANs operating over private leased lines. From inception through December 31, 1997, the Company sold over $175 million of network security products in the United States and abroad. In 1997, seventeen customers accounted for approximately 65% of the orders received by the Company for its network security products, and two customers accounted for approximately 24% of such orders.

         A representative list of the end users of the Company's network security products is set forth below:

  Fortune 1000        Financial         Government            Telecommunications
   Companies         Institutions        Agencies                    Carriers
-----------------   ---------------    --------------              -------------
Boeing              Bank of America    Department of Defense       AT&T
Caterpillar         Bank of China      Department of Justice       Bell Atlantic
Computer Sciences   Bankers Trust      Department of Treasury      MCI
IBM                 Citibank           Federal Reserve Bank        Pacific Bell
Lockeed Martin      Credit Suisse      Internal Revenue Service    Sprint
Motorola            Deutsche Bank      Lloyds Bank
                    S.W.I.F.T.
                    Swiss Bank

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

         The Company offers service and support for its network security products from its headquarters and from service and support centers in New Jersey, the United Kingdom, Brussels, Israel and Singapore. Telephone support is available twenty-four hours per day, seven days per week, through a toll-free hotline.

Wireless Communications Product Line

         During 1995, 1996, and 1997 sales of Wireless products accounted for approximately 38%, 50%, and 39%, respectively, of the Company's total revenue, including discontinued operations. The Wireless Communications Group completed its formation of an independent organization in 1997, including order entry, sales and marketing, engineering services and technical publications, as well as opening service centers in Beijing and New Dehli. On March 28, 1998, the Company sold all of the assets comprising its Wireless Communications Group to P-Com, Inc., a Delaware corporation located in Campbell, California, for a total consideration of $60.5 million, subject to final closing adjustments, consisting of $46.0 million in cash and a promissory note in the amount of $14.5 million due 100 days after closing.

Research and Development

         The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. For its network security products, the Company's research and development strategy has in recent periods focused on the development of modular software and hardware products that can be readily integrated and adapted to the changing standards and requirements of the communications and internetworking industries. A focus of the Company's research and development efforts in 1997 has been the development of the SecureLink and PrivaCy Manager, as well as integration of PrivateWire and ARL technologies into the Company's product portfolio. The Company expects that it will continue to devote substantial research and development resources to the enhancement of PrivaCy Manager and ARL's products for the foreseeable future.

         In 1995, 1996 and 1997, the Company's gross research and development expenses from continuing operations were $9.2 million, $14.3 million and $13.9 million, respectively. From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. Amounts recognized under these research and development contracts are offset against research and development expense. Amounts recognized under non-recurring engineering contracts totaled $1.1 million, $6.1 million and $1.4 million, in 1995, 1996 and 1997, respectively.

         The Company believes that its ability to attract and retain qualified development personnel is essential to the success of its development programs in the United States and Israel. The market for such personnel is highly competitive and the Company's development activities could be adversely affected if the Company is unsuccessful in attracting and retaining skilled technical personnel. See "Business - Risk Factors That May Affect Future Results -- Dependence on Key Personnel, and --Management of Growth." In addition, the markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions.

         The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and introduce new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in its target markets. The failure of the Company to develop products and introduce them in a timely manner could adversely affect the Company's competitive position, financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -- Competition, -- Dependence on Recently Introduced and New Network Security Products, -- Evolving Network Security Market, -- Rapid Technological Change, and -- Wireless Communications Industry Regulatory Environment."

Regulatory Matters

         The Company's network security products developed or manufactured in the United States are subject to the export control laws of the United States and regulations promulgated by the U.S. Department of Commerce. Certain technical restrictions applied by the Commerce Department affect the type and functionality of the products which may be exported. Furthermore, interpretation and compliance with these licensing regulations are clouded by disagreements within and between the United States legislative and administrative branches concerning their application to encryption technology. These disagreements tend to delay and interfere with the predictability of the licensing process for the Company's products. In addition, these United States export laws prohibit the export of encryption products to a number of hostile countries. Similar export control laws also apply to the Company's products and technology distributed by ARL in Israel.

         Although to date the Company has been able to secure the necessary export licenses to compete effectively in the international market, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, the Company's distributors have not been denied permission to import the Company's products. See "Business - Risk Factors That May Affect Future Results -- Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export."

Backlog

         Orders for the Company's products are usually placed by customers on an as-needed basis and the Company has typically been able to ship products within thirty days after the customer submits a firm purchase order. The Company's backlog consists of all orders received, regardless of the anticipated shipping date. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period. The Company does not generally maintain long-term contracts with its customers that require customers to purchase the Company's products. The Company's backlog for continuing operations as of December 31, 1996 and 1997 was approximately $4.1 million and $4.2 million, respectively. See "Business - Risk Factors That May Affect Future Results -- Lengthy Sales Cycle."

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

         The Company's product designs are proprietary but generally incorporate industry-standard algorithms and hardware components. However, certain semiconductor devices, electronic components and subassemblies are presently purchased from sole source suppliers. Certain other components are presently available or acquired from only a limited number of suppliers.

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

Employees

         As of December 31, 1997, the Company had 432 employees, of whom 140 were primarily engaged in research and development, 165 in sales, marketing and related customer support services, 42 in administration and 85 in manufacturing. Of these employees, approximately 23 were located in Europe, 55 in Israel, and 10 in Asia. None of the Company's employees is represented by a collective bargaining agreement with respect to his or her employment by the Company, nor has the Company experienced any organized work stoppage. The Company considers its relations with its existing employees to be good. As part of the March 28, 1998 sale of the Company's Wireless Communications Group to P-Com, Inc., the Company expects approximately 100 employees to terminate their employment with Cylink.

Year 2000

The Company's customer service organization is engaged in an ongoing review of the Company's products to determine which products are susceptible to malfunction when processing dates which are later than December 31, 1999 ("YK2 Errors"). With respect to those products which are no longer within the term of the Company's standard warranty and vulnerable to YK2 Errors, the Company will offer upgrade kits or trade-ins for comparable products which are free from YK2 Errors. In the meantime, with respect to products which are vulnerable to YK2 Errors, the Company is reworking its products to cure any YK2 Errors, or declaring such products at the end of life ("EOL") with the intention of discontinuing their sale prior to December 31, 1998.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain.

          The Company incurred losses from continuing operations in 1994, 1995, 1996 and 1997. There can be no assurances that the Company will increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

         The Company has historically experienced significant fluctuations in its operating results on an annual and a quarterly basis and could experience such fluctuations in the future. The Company's operating results are affected by a number of factors, many of which are outside of the Company's control, including: the timing of the introduction of new or enhanced products by the Company or its competitors; market acceptance of new products of the Company, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introductions or enhancement or resulting from uncertainty relating to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through the Company's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. The Company expects to introduce a number of new products in 1998. The failure of such new products to achieve market acceptance at the time anticipated by the Company, or at all, would materially and adversely affect the Company's financial condition and results of operations.

Pending Litigation

See Item 3. "Legal Proceedings."

Dependence on Key Personnel

         On November 13, 1996, the Company  announced the appointment of Fernand
B. Sarrat as President and Chief Executive Officer ("CEO") and during the first half of 1997 the Company hired a number of executives to fill senior management positions within the Company.

         The Company's future success will depend on the abilities of Mr. Sarrat and the contributions by its executive officers, key management and technical personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel, could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

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

Dependence on Recently Introduced and New Network Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the PrivateWire and PrivaCy Manager products, portions of which are under development, and the SecureLink, SecureFrame and SecureDomain products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

Competition

         Competition is intense among providers of network security systems, and the Company expects such competition to increase in the future. Significant competitive factors in these markets include the development of new products and features, product quality and performance, the quality and experience of sales, marketing and service organizations, product price and name recognition. Many of these factors are beyond the Company's control.

         The Company's competitors in the network security markets, including companies which offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., Secure Computing Corporation, Security Dynamics Technologies, Inc., Racal-Guardata, Inc., and Information Resource Engineering, Inc. In addition, Northern Telecom Limited, AT&T, Motorola Corporation, Digital Equipment Corporation and Sun Microsystems, Inc. offer certain network security products as part of their overall networking solutions. A number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems, Inc. have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain network security.

         Certicom Corporation and RSA Data Security, Inc., a subsidiary of Security Dynamics, ("RSA DSI") license various methods of implementing Public Key cryptography, including some that are different than (and incompatible with) the methods of implementing Public Key cryptography currently used by the Company in most of its products. Although the Company has licenses to use all of the Public Key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different than those currently used by the Company, to the exclusion of the Company's methods, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Product Liability Risks

         Customers rely on the Company's network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. Although the Company attempts to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting the Company's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business and results of operations.

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

Year 2000

         Although the Company believes it has identified all risks of YK2 Errors in its products, and is taking steps to repair, replace or EOL all products which contain YK2 Errors, there is a continuing risk that some YK2 Errors will go undetected until after December 31, 1999. The Company intends to attempt to protect itself from liability with appropriate disclaimers in its terms and conditions of sale, by encouraging customers to upgrade their products to those which have proven to be YK2 compliant, and by discouraging continued use of those products known to have YK2 Errors. However, the Company may be met with an unanticipated liability for an undiscovered YK2 Error which cannot be limited by any of the foregoing preventive actions, and conceivably could include an allegation of damages which exceeds the terms or the amount of the Company's insurance policies covering product liability.

Management of Growth And Reduction In Employees

         The Company has recently experienced and may continue to experience substantial growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. The Company has experienced delays in filling positions for engineering personnel and the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's financial condition and results of operations.

         With the sale of its Wireless Communications Group, the Company will also experience a significant reduction in employees, including the Company's Chief Technical Officer, Dr. Jim Omura. The sale of the Company's Wireless Communications Group, along with occasional reductions in specific engineering programs in the network security business, may create a risk of instability within the existing employee population resulting in departures of key employees critical to sustaining growth in the Company's network security business. Furthermore, sudden reductions in the number of the Company's employees places greater demands on the remaining employees which may distract them from fulfilling their responsibilities necessary to accomplishing the Company's financial goals.

         On September 8, 1997, the Company acquired ARL and assumed responsibility for management of its worldwide operations and fifty-seven employees. The Company is heavily dependent on ARL's success in continuing to develop marketable technology and products, such as the PrivateWire family, including PrivateSafe and PrivateCard, toolkits and other components. Key factors which will determine ARL's success include whether the Company can integrate ARL's management, employee culture and organizational practices into the Company, whether the Company can provide ARL with appropriate guidance in allocating its development priorities, whether the Company can adequately fund ARL's development objectives, whether the Company can provide accurate information for ARL to focus its technology on significant market opportunities, and whether the Company can predict the most attractive features and functions for ARL's finished products. The Company's success in realizing the anticipated return from its investment in ARL also will be determined by the Company's ability to position and introduce ARL's products into the Company's markets and channels, and the Company's ability to provide adequate sales and customer support for ARL's products. The Company's and ARL's successful working relationship may be hindered significantly by differences between the two organizations created by time, distance, language and culture.

         ARL operates from its principal offices in Israel, a country which is vulnerable to disruption due to the sudden outbreak of hostilities with its neighbors and various indigenous factions. Many of ARL's employees have extensive commitments to the country's military organizations which may require a loss of their services on the Company's behalf in times of political instability.

Intellectual Property and Other Proprietary Rights

         The Company relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns six U.S. patents covering certain aspects of its network security product designs, and has additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

         The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company has received communications from third parties asserting that the Company's patents, features or content of certain of the Company's products infringe upon the intellectual property rights held by third parties, and the Company may receive such communications in the future. There can be no assurance that third parties will not assert claims against the Company that result in litigation. Any litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to the Company on reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect the Company's financial condition and results of operations.

Evolving Network Security Market

         The market for the Company's network security products is still emerging. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. The Company's future success will depend in part upon end users' demand for network security products in general, and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Any significant advance in technologies for attacking cryptographic systems could render some or all of the Company's existing and new products obsolete or unmarketable. To the extent that a specific method other than the Company's is adopted as the standard for implementing network security in any segment of the network security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that network security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

         In addition, a portion of the sales of the Company's network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. There can be no assurance that the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces will be developed, or, if developed, that these networks will become viable commercial marketplaces.

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

Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

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

         The Company's ability to compete successfully in foreign countries is dependent in part on the Company's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. The Company does not have long-term relationships with any of its distributors and, therefore, has no assurance of a continuing relationship within a given market.

         Due to U. S. government regulations restricting the export of cryptographic devices, including certain of the Company's network security products, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

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


ITEM 2.  PROPERTIES

         The Company's headquarters occupies 86,000 square feet in Sunnyvale, California, the lease for which expires in June 1999. During the second quarter of 1996, the Company signed a five-year lease agreement for approximately 35,000 square feet of office and manufacturing space, also in Sunnyvale. As a result of the acquisition of ARL, the Company owns, subject to outstanding mortgage, a 7,500 square foot office building in Givat-Shmuel, Israel and leases a production facility of 2,000 square feet. The Company leases facilities for sales offices in New Jersey, Virginia, North Carolina, Belgium, the United Kingdom, Singapore, and Germany. The Company believes that its current facilities are well maintained and are adequate for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

         On September 6, 1995, the Company obtained an arbitration award dissolving a former partnership, known as Public Key Partners ("PKP"), between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. Although various claims between the Company and RSA DSI were settled on December 31, 1996, a third party continues to pursue various claims against PKP and RSA DSI for wrongful business practices in action C-94-20512 SW before the United States District Court for the Northern District of California. A summary judgement favorable to PKP was entered on August 29, 1997, and the matter has been appealed by the plaintiff to the United States Court of Appeals for the Federal Circuit. In the event the judgement of the district court is reversed, an unfavorable outcome at trial might affect the residual value of the Company's interest in PKP.

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action No. CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiffs' claims, including the claims of libel and RICO violations, the Court remanded the action back to Santa Clara Superior Court. Following the remand, the Company then obtained an order consolidating CV764647 with CV767448 for purposes of discovery and trial. Both matters are currently in the discovery phase, with trial scheduled for December 1998. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. The Company believes the terminations were lawful, in the best interests of the Company and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, may also result in a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:

Name                    Age     Position
----                    ---     --------
Fernand Sarrat          46      Director, Chief Executive Officer and President

John H. Daws            54      Vice President and Chief Financial Officer

Robert B. Fougner       45      Secretary and General Counsel

Thomas Butler           50      Senior Vice President Sales and Marketing

Sarah L. Engel          54      Vice President, Human Resources and
                                Organizational Development

John Kalb               50      Vice President, Business Development

Paul Massie             43      Vice President, Information Systems

Peter J. Slocum         42      Vice President, Engineering

Reed B. Byrum           49      Vice President, Communications

William P. Crowell      57      Vice President, Product Development and Strategy

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

         Mr. Butler joined the Company in April 1997 as Senior Vice President of Sales and Marketing. Prior to joining the Company he served as group vice president of sales and marketing for electronic commerce for Sterling Software. Prior to his work at Sterling, he was a senior vice president of sales and marketing at Bank Automation Systems.

         Ms. Engel joined the Company as Vice President, Human Resources and Organizational Development in February 1997. Before joining the Company she was an independent consultant specializing in strategic planning, human resources and organizational development with such clients as Ford Motor Company, The Coca-Cola Company, Exxon Corporation and Harcourt General, Inc., among others.

         Mr. Kalb joined the Company as Vice President, Business Development in January 1997. Prior to joining the Company, he was with IBM Corporation for over 25 years, most recently as Vice President of Electronic Commerce, Internet Division, responsible for marketing, software development and operations relating to IBM's offerings for enabling commerce over the Internet.

         Mr. Massie joined Cylink as Vice President, Business Systems in June 1997. Prior to joining the Company he was with Bay Networks where he was the director of information systems. He has also served as director of computing for Sun Microsystems, Inc. and as director of computer systems and telecommunications for Sterling Software.

         Mr. Slocum joined the Company as Vice President, Engineering in February 1997. From July 1993 to February 1997, he served as Vice President of Engineering for Octel Communications Corporation, a provider of voice messaging systems and services. Mr. Slocum served as Director of Engineering for Silicon Graphics, Inc., a computing systems company, from July 1992 to July 1993 and MIPS Computer Systems, Inc. (merged with Silicon Graphics, Inc. in July 1992) from August 1990 to July 1992.

         Mr. Byrum joined the Company as Vice President, Communications in January 1998. Prior to joining the Company, Mr. Byrum held positions or provided services to GE Capital, Measurex, Gannett, N.E.T., The Johns Hopkins University, and Ruder Finn & Rotman.

         Mr. Crowell joined the Company as Vice President, Product Development and Strategy in January 1998. Prior to joining the Company, Mr Crowell served as the Deputy Director at the National Security Agency, and has also served as Vice President of the Atlantic Aerospace Electronics Corporation.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded in the over-the-counter market under the symbol CYLK since the Company's initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last two years:

                      First           Second          Third           Fourth
                      Quarter         Quarter         Quarter         Quarter
                      -------         -------         -------         -------
Fiscal 1997
-----------
High                  13 5/8          12 1/4          15 5/16         17 1/2
Low                    8 3/8           7 1/2           8 13/16         8 13/32

Fiscal 1996
-----------
High                  26 1/4          23 1/2          17 1/2           15 1/16
Low                   17              17               9 13/16         10 15/16

         As of March 13, 1998, the Company had approximately 136 shareholders of record. The Company has never declared or paid dividends on its capital stock. The Company currently intends to reinvest its earnings in the development of its business and does not intend to pay dividends in the foreseeable future.

         The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). In February and March 1996 the Company issued 5,750,000 shares of its common stock to the public at a price of $15 per share. The Company received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended December 31, 1997, the net proceeds have been used as follows (in thousands):

      Purchase and installation of equipment               $     6,601
      Acquisition of Algorithmic Research                       45,913
      Repayment of indebtedness                                  1,000
      Working capital                                           12,673
      Temporary investment in money market accounts             12,677
                                                           -----------
                                                           $    78,864
                                                           ===========

         None of the net proceeds or expenses of issuance and distribution of the securities have been, either directly or indirectly, paid to or invested with any related party or shareholder of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial  information has been derived from the
Company's consolidated financial statements.  The information set forth below is not necessarily  indicative of results of future  operations and is qualified by reference to and should be read in conjunction with the  consolidated  financial statements and related notes thereto and Management's Discussion and Analysis of
Financial Condition and Results of Operations included elsewhere herein.
                                                                        Year ended December 31,
                                                     ----------------------------------------------------------------
                                                          1997         1996         1995         1994          1993
                                                     ----------    ----------   ----------    ----------   ----------
                                                               (in thousands, except per share amounts)
 Revenue                                             $   49,333    $   25,793   $   21,534    $   17,971   $   21,373
 Research and development expense, net                   12,488         8,198        8,142         7,275        4,611
 Income (loss) from continuing operations               (63,312)       (5,522)      (4,260)       (4,143)       1,481
 Income (loss) from continuing
    operations per share - basic                          (2.37)        (0.23)       (0.24)        (0.24)        0.08
 Income (loss) from continuing
    operations per share - diluted                   $    (2.37)   $    (0.23)  $    (0.24)   $    (0.24)  $     0.08


                                                                           As of December 31,
                                                     ----------------------------------------------------------------
                                                          1997         1996         1995         1994          1993
                                                     ----------    ----------   ----------    ----------   ----------
                                                                               (in thousands)
 Cash, cash equivalents and
   short-term investments                            $   22,977    $   78,849   $    6,098    $    6,626   $    7,193
 Working capital                                         50,250        93,518       12,604        12,042       14,057
 Total assets                                            82,593       107,088       22,725        20,663       19,777
 Long-term obligations                                      256           241          291             -            -
 Shareholders' equity                                $   69,102    $   97,211   $   14,605    $   14,149   $   15,481

On March 28, 1998, the Company sold its Wireless Communications Group and, therefore, the above consolidated statements of operations information excludes this business for all periods.

Net income for 1997 included a charge of approximately $63.9 million ($2.39 per share) for purchased in-process technology resulting from the acquisition of ARL. Net income for 1996 included a charge of approximately $0.6 million ($0.02 per share) for employee severance costs.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

BUSINESS ACQUISITION

         On September 8, 1997, the Company acquired ARL, an Israeli company. ARL is an information security company providing remote access network security products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. ARL also provides security products to broadcast networks. See Note 2 of Notes to Consolidated Financial Statements. The total acquisition price of approximately $76.3 million was funded from a combination of the Company's existing working capital, newly issued common stock and options to purchase common stock. Approximately $63.9 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 26, 1997. The amortization of capitalized intangibles of $0.8 million in 1977 and the charge resulting from in-process technology are not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of ARL are included in the consolidated financial statements from the date of acquisition.

DISCONTINUED OPERATIONS

         On March 28, 1998, the Company sold its Wireless Communications Group for approximately $46.0 million in cash and a $14.5 million unsecured note receivable, subject to final closing adjustments. See Note 12 of Notes to Consolidated Financial Statements. The sale is expected to result in an after tax gain of approximately $25.0 million.

RESULTS OF CONTINUING OPERATIONS

         Except where noted, the comments herein are associated with the results of the information security business. The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                            Year ended December 31,
                                        -------------------------------
                                         1997        1996        1995
                                        -------     ------     -------

Revenue                                  100.0 %    100.0 %     100.0 %
Cost of revenue                           28.4       37.7        32.0
                                        -------     ------     -------
Gross profit                              71.6       62.3        68.0

Operating expenses:
  Research and development, net           25.3       31.8        37.8
  Selling and marketing                   32.5       36.7        26.5
  General and administrative              17.1       23.1        22.9
  Amortization of purchased intangibles    1.6          -           -
  Purchased in-process technology        129.5          -           -
  Employee severance costs                   -        2.5           -
                                        -------     ------     -------

     Total operating expenses            206.0       94.1        87.2

Loss from operations                    (134.4)     (31.8)      (19.2)

Other income, net                          6.1       10.4        (0.6)
                                        -------     ------     -------

Loss before income taxes                (128.3)     (21.4)      (19.8)
Provision (benefit) for income taxes       --         --          --
                                        -------     ------     -------
Net loss                                (128.3)%    (21.4)%     (19.8)%
                                        =======     ======     =======


         Revenue. The Company's revenue increased 91% from $25.8 million in 1996 to $49.3 million in 1997. The increased revenue was primarily due to increased unit sales of the Company's SecureWAN, including the Company's core link encryption products, and SecureLAN encryption product lines, which are used in public and private linked networks. Overall average selling prices decreased marginally. Information security product revenue for 1997 includes $4.6 million attributable to ARL.

         The Company's revenue increased 20% from $21.5 million in 1995 to $25.8 million in 1996. The increased revenue was primarily due to increased unit sales of the Company's SecureWAN, SecureLAN and SecureAccess encryption product lines. Unit sales of the Company's core link encryption product line were essentially flat in comparison with 1995.

         International product revenue was 36%, 42% and 43% of revenue for 1995, 1996 and 1997, respectively.

         Gross Profit. Gross profit increased 120% from $16.1 million in 1996 to $35.3 million in 1997, and increased as a percentage of sales from 62% to 72%. The increase in dollars was primarily the result of the significant increase in revenue. The increase in gross margin resulted from lower average unit costs and a decrease in expenses for maintenance and support services.

         Gross profit increased 10% from $14.6 million in 1995 to $16.1 million in 1996, but decreased as a percentage of sales from 68% to 62%. Gross margin declined as some of the newly introduced products had lower gross margins than the Company's core link encryption products and these new products represented an increased percentage of revenue.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 55% from $9.2 million in 1995 to $14.3 million in 1996 and decreased 3% to $13.9 million in 1997. The decrease in dollars and as a percent of sales for 1997 as compared to 1996 resulted from reduced contract and other variable expenses related to externally funded research and development and to a substantially increased revenue base. From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expense. Amounts recognized under non-recurring engineering contracts totaled $1.1 million, $6.1 million and $1.4 million in 1995, 1996 and 1997, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 66% from $5.7 million in 1995 to $9.5 million in 1996 and 69% to $16.0 million in 1997. The increases were primarily due to expenses associated with expansion of the Company's direct sales force, personnel increases in the marketing group, and increased costs associated with advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 21% from $4.9 million in 1995 to $6.0 million in 1996 and 41% to $8.4 million in 1997. The dollar increases are primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth. The decrease as a percentage of revenue in 1997 was primarily due to a larger revenue base.

         Employee Severance Costs. During the fourth quarter of 1996, the Company recorded a $634,000 one-time charge related to the reorganization and replacement of several senior management positions.

         Other Income (Expense), Net. Other income (expense), net primarily consists of royalties, interest income, interest expense and investment gains and losses. The increase in other income to $2.7 million for 1996 from net expense of $0.1 million in 1995 was principally due to an increase in interest income resulting from funds derived from the Company's initial public offering in February and March 1996. Other expenses increased as the Company sold marketable securities at a loss of $432,000 in 1996. Interest income, net, decreased from $3.3 million in 1996 to $2.7 million in 1997 due primarily to cash used for the acquisition of ARL. Additionally, in 1997 the Company recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to the Company's interest in a former partnership with RSA DSI known as PKP. Management considers the uncertainty regarding ultimate collection of the receivable to have been resolved as a result of the settlement agreement between the Company and RSA DSI. The assets of the former partnership, consisting primarily of cash, are being held in trust pending the resolution of certain litigation described in Part I, Item 3 "Legal Proceedings." Management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         Provision (Benefit) for Income Taxes. Excluding the charges for purchased in-process technology and amortization of capitalized intangibles, the Company's effective tax rate for 1997 was approximately 25%. Net deferred tax assets of $1.5 million at December 31, 1997, were based on management's determination that the Company will more likely than not realize such assets based on expected future income in the next twelve months. However, there can be no assurance that the Company will be profitable in future periods. See Item I "Business - Risk Factors That May Affect Future Results -- Recent Losses; Potential Fluctuations in Operating Results,

Future Operating Results  Uncertain."

         Net income (loss). The Company had losses from continuing operations of $4.3 million in 1995, $5.5 million in 1996 and $63.3 million in 1997. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products. While revenue increased in 1995, the Company incurred a net loss due to continued high levels of research and development expenses related to the Company's strategic research and development projects. In 1996, increased gross profit resulting from newer information security products was more than offset by higher spending for selling and marketing, resulting in a loss from operations. Excluding the nonrecurring charge related to purchased in-process technology, the Company reported income from operations in 1997 due primarily to significant increases in revenue as well as improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash and cash equivalents of $23.0 million, working capital of $50.3 million and minimal long-term obligations. For 1997, the Company reported a net loss from continuing operations of $63.3 million due to the aforementioned nonrecurring charge from the acquisition of in-process technology. Net cash used by operating activities for the years ended December 31, 1995, 1996 and 1997 consisted primarily of significant increases in accounts receivable and inventory in order to support increased revenue.

         Cash used in investing activities in 1997 was $52.1 million, of which $44.9 million was used for the acquisition of ARL. The Company also made expenditures for property and equipment of $3.8 million and provided long-term loans to employees of $3.5 million. The Company made capital expenditures of $614,000 and $2.8 million in 1995 and 1996, respectively. Additionally, in 1995 and 1996 the Company acquired $493,000 and $256,000 of equipment financed by capital leases. Expenditures for property and equipment have generally consisted of computer workstations, networking equipment, office furniture and equipment, and leasehold additions and improvements. In 1996, the Company received $2.8 million from the sale of marketable securities acquired in 1994.

         Cash provided by financing activities were $2.2 million, $79.7 million and $1.0 million for the years ended December 31, 1995, 1996 and 1997. In February and March 1996, the Company completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering, the Company sold 5,750,000 shares of its Common Stock which generated approximately $79.3 million in cash, net of underwriting discounts, commissions and other offering costs.

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

         The Company is in the process of evaluating and implementing changes, as necessary, to its information systems and accordingly does not anticipate any material "year 2000 issues" from its own information systems, databases or programs. Management also believes that it has identified all risks of YK2 Errors in the Company's products. See Item 1. "Business--Year 2000 and --Risk Factors That May Affect Future Results." However, the Company's financial position and results of operations could be adversely impacted by year 2000 issues faced by distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules


Financial Statements:                                                       Page
                                                                            ----

    Report of Price Waterhouse LLP, Independent Accountants                  24

    Consolidated Balance Sheets at December 31, 1997 and 1996                25

    Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                                      26

    Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1997, 1996 and 1995                                      27

   Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                      28

   Notes to Consolidated Financial Statements                                29

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts                           43

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.




                        Report of Independent Accountants

        To the Board of Directors and Shareholders of Cylink Corporation

        In our opinion,  the  consolidated  financial  statements  listed in the above index present fairly, in all material respects, the financial position of Cylink Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


        PRICE WATERHOUSE LLP
        San Jose, California
        February 12, 1998, except as to the effect of the discontinued operations described in Note 12, which is as of March 28, 1998.

Cylink Corporation
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                                          December 31,
                                                                    ----------------------
                                                                       1997         1996
                                                                    ---------    ---------
                                     Assets
Current assets:
   Cash and cash equivalents                                        $  22,977    $  78,849
   Accounts receivable, net of allowances of $433 and $644             26,245       12,682
   Inventories                                                         10,522        8,828
   Deferred income taxes                                                1,533        1,432
   Other current assets                                                 2,195        1,351
                                                                    ---------    ---------
            Total current assets                                       63,472      103,142

Property and equipment, net                                             6,699        3,760
Acquired technology, goodwill and other intangibles                     8,017         --
Notes receivable from employees                                         3,473         --
Other assets                                                              932          186
                                                                    ---------    ---------
                                                                    $  82,593    $ 107,088
                                                                    =========    =========
                      Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of lease obligations and long-term debt          $     210    $     167
   Accounts payable                                                     4,112        3,954
   Accrued liabilities                                                  6,796        5,090
   Income taxes payable                                                 1,898           60
   Deferred revenue                                                       206          353
                                                                    ---------    ---------
         Total current liabilities                                     13,222        9,624
                                                                    ---------    ---------

Capital lease obligations and long-term debt                              256          241
                                                                    ---------    ---------

Deferred income taxes                                                      13           12
                                                                    ---------    ---------
Commitments and contingencies (Notes 9 and 11)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                        --           --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      28,695,000 and 25,597,000 shares issued and outstanding             287          257
   Additional paid-in capital                                         120,092       89,772
   Notes receivable from shareholders                                    --           (301)
   Deferred compensation related to stock options                        (250)        (334)
   Cumulative translation adjustment                                      (63)           4
   Retained earnings                                                  (50,964)       7,813
                                                                    ---------    ---------
            Total shareholders' equity                                 69,102       97,211
                                                                    ---------    ---------
                                                                    $  82,593    $ 107,088
                                                                    =========    =========


   The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Consolidated Statements of Operations
(in thousands, except per share data)
                                                               Year ended December 31,
                                                      ------------------------------------
                                                         1997         1996         1995
                                                      ---------    ---------    ----------
Revenue                                               $  49,333    $  25,793    $  21,534
Cost of revenue                                          13,986        9,731        6,890
                                                      ---------    ---------    ----------
Gross profit                                             35,347       16,062       14,644
                                                      ---------    ---------    ----------

Operating expenses:
   Research and development, net                         12,488        8,198        8,142
   Selling and marketing                                 16,036        9,475        5,698
   General and administrative                             8,422        5,963        4,937
   Amortization of purchased intangibles                    807         --           --
   Purchased in-process technology                       63,920         --           --
   Employee severance costs                                --            634         --
                                                      ---------    ---------    ----------
            Total operating expenses                    101,673       24,270       18,777
                                                      ---------    ---------    ----------

Loss from operations                                    (66,326)      (8,208)      (4,133)

Other income (expense):
   Interest income, net                                   2,697        3,303           50
   Royalty and other income (expense), net                  317         (617)        (177)
                                                      ---------    ---------    ----------

Loss from continuing operations before income taxes     (63,312)      (5,522)      (4,260)
Provision (benefit) for income taxes                         --           --           --
                                                      ---------    ---------    ----------
Loss from continuing operations                         (63,312)      (5,522)      (4,260)
Income from discontinued operations, net
   of income tax expense (benefit) of $2,033, $257
   and $(755) (Note 12)                                   4,535        6,719        3,181
                                                      ---------    ---------    ----------
Net income (loss)                                     $ (58,777)   $   1,197    $  (1,079)
                                                      =========    =========    ==========

Earnings (loss) per share - basic:
   Continuing operations                              $   (2.37)   $   (0.23)   $   (0.24)
   Discontinued operations                                 0.17         0.28         0.18
                                                      ---------    ---------    ----------
   Net income (loss)                                  $   (2.20)   $    0.05    $   (0.06)
                                                      =========    =========    ==========
Earnings (loss) per share - diluted:
   Continuing operations                              $   (2.37)   $   (0.23)   $   (0.24)
   Discontinued operations                                 0.17         0.28         0.18
                                                      ---------    ---------    ----------
   Net income (loss)                                  $   (2.20)   $    0.05    $   (0.06)
                                                      =========    =========    ==========

Shares used in per share calculation - basic             26,703       24,412       17,862
                                                      =========    =========    ==========

Shares used in per share calculation - diluted           26,703       24,412       17,862
                                                      =========    =========    ==========

   The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Consolidated Statements of Shareholders' Equity
(dollars in thousands)

                                                                              Notes
                                                             Additional    Receivable
                                       Common Stock           Paid-in         from
                                   Shares         Amount      Capital      Shareholders
                                 -----------     --------    ----------    ------------
Balance at December 31, 1994      17,624,000     $    176     $  7,063      $   --
Issuance of common stock
   under stock option plans        1,463,000           15        1,801          (515)
Deferred compensation related
   to stock options                     --           --            417          --
Unrealized gain on investments          --           --           --            --
Translation adjustment                  --           --           --            --
Net loss                                --           --           --            --
                                 -----------     --------    ----------    ------------
Balance at December 31, 1995      19,087,000          191        9,281          (515)
Issuance of common stock
   under stock option plans          760,000            8        1,088          --
Issuance of common stock in
   initial public offering, net    5,750,000           58       78,806          --
Tax benefit from exercise of
   nonqualified stock options           --           --            597          --
Payment on notes receivable
   from shareholders                    --           --           --             214
Amortization of deferred
   compensation                         --           --           --            --
Reversal of unrealized loss on
   investments upon disposition         --           --           --            --
Translation adjustment                  --           --           --            --
Net income                              --           --           --            --
                                 -----------     --------    ----------    ------------
Balance at December 31, 1996      25,597,000          257       89,772          (301)
Issuance of common stock
   under stock option plans          505,000            4          525          --
Issuance of common stock for
   acquisition of Algorithmic
   Research                        2,593,000           26       29,499          --
Tax benefit from exercise of
   nonqualified stock options           --           --            296          --
Payment on notes receivable
   from shareholders                    --           --           --             301
Amortization of deferred
   compensation                         --           --           --            --
Translation adjustment                  --           --           --            --
Net loss                                --           --           --            --
                                 -----------     --------    ----------    ------------
Balance at December 31, 1997      28,695,000     $    287     $120,092      $   --
                                 ===========     ========    ==========    ============

Cylink Corporation
Consolidated Statements of Shareholders' Equity
(dollars in thousands)

                                   Deferred
                                Compensation   Unrealized                 Retained
                                 Related to      Gain       Cumulative    Earnings
                                    Stock     (Loss) on    Translation   (Accumulated
                                   Options    Investments   Adjustment     Deficit)      Total
                                 -----------  -----------  ------------   ---------   ---------
Balance at December 31, 1994       $   --       $   (679)    $   (106)    $  7,695     $ 14,149
Issuance of common stock
   under stock option plans            --           --           --           --          1,301
Deferred compensation related
   to stock options                    (417)        --           --           --           --
Unrealized gain on investments         --            263         --           --            263
Translation adjustment                 --           --            (29)        --            (29)
Net loss                               --           --           --         (1,079)      (1,079)
                                 -----------  -----------  ------------   ---------   ---------
Balance at December 31, 1995           (417)        (416)        (135)       6,616       14,605
Issuance of common stock
   under stock option plans            --           --           --           --          1,096
Issuance of common stock in
   initial public offering, ne         --           --           --           --         78,864
Tax benefit from exercise of
   nonqualified stock options          --           --           --           --            597
Payment on notes receivable
   from shareholders                   --           --           --           --            214
Amortization of deferred
   compensation                          83         --           --           --             83
Reversal of unrealized loss on
   investments upon dispositio         --            416         --           --            416
Translation adjustment                 --           --            139         --            139
Net income                             --           --           --          1,197        1,197
                                 -----------  -----------  ------------   ---------   ---------
Balance at December 31, 1996           (334)        --              4        7,813       97,211
Issuance of common stock
   under stock option plans            --           --           --           --            529
Issuance of common stock for
   acquisition of Algorithmic
   Research                            --           --           --           --         29,525
Tax benefit from exercise of
   nonqualified stock options          --           --           --           --            296
Payment on notes receivable
   from shareholders                   --           --           --           --            301
Amortization of deferred
   compensation                          84         --           --           --             84
Translation adjustment                 --           --            (67)        --            (67)
Net income                             --           --           --        (58,777)     (58,777)
                                 -----------  -----------  ------------   ---------   ---------
Balance at December 31, 1997       $   (250)    $   --       $    (63)    $(50,964)    $ 69,102
                                 ===========  ===========  ============   =========   =========

   The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)
                                                                                    Year ended December 31,
                                                                       ---------------------------------------------
                                                                           1997               1996              1995
                                                                       ---------         ---------          --------
Cash flows from operating activities:
   Net income (loss)                                                   $ (58,777)        $   1,197           $ (1,079)

   Adjustments to reconcile  net income (loss) to net
    cash provided by (used in) operating activities:
         Purchased in-process technology                                  63,920                 -                 -
         Depreciation and amortization                                     2,914             1,350                919
         Deferred compensation related to stock options                       84                83                 -
         Deferred income taxes                                              (100)             (516)              (383)
         Realized loss on sale of investments                                  -               432                 -
         Changes in assets and liabilities (net of effects of
          ARL acquisition):
            Accounts receivable                                          (12,580)           (6,669)            (1,269)
            Inventories                                                   (1,271)           (2,732)            (1,451)
            Other assets                                                    (376)             (405)               573
            Accounts payable                                                 (22)            2,576                252
            Accrued liabilities                                               90             1,349                414
            Income taxes payable                                           1,838               (30)              (314)
            Deferred revenue                                                (332)             (936)               (77)
                                                                       ---------         ---------          ---------
               Net cash used in operating activities                      (4,612)           (4,301)            (2,415)
                                                                       ---------         ---------          ---------
Cash flows from investing activities:
   Acquisition of property and equipment                                  (3,786)           (2,815)              (614)
   Purchase of Algorithmic Research, net of cash acquired                (44,890)                -                  -
   Loans to employees in exchange for notes receivable                    (3,473)                -                  -
   Proceeds from sale of short-term investments                                -             2,842                  -
                                                                       ---------         ---------          ---------
               Net cash provided by (used in)
                   investing activities                                  (52,149)               27               (614)
                                                                       ---------         ---------          ---------
Cash flows from financing activities:
   (Repayment) borrowings under bank line of credit                            -            (1,000)             1,000
   Proceeds from issuance of common stock, net                               529            79,960              1,301
   Payment on notes receivable from shareholders                             301               214                  -
   Repayment of capital lease obligations and long-term debt                (170)              (27)               (58)
   Tax benefit from exercise of stock options                                296               597                  -
                                                                       ---------         ---------          ---------
               Net cash provided by financing activities                     956            79,744              2,243
                                                                       ---------         ---------          ---------
Effect of exchange rate changes on cash
   cash and cash equivalents                                                 (67)              139                 (5)
                                                                       ---------         ---------          ---------
Net increase (decrease) in cash and cash equivalents                     (55,872)           75,609               (791)
Cash and cash equivalents at beginning of year                            78,849             3,240              4,031
                                                                       ---------         ---------          ---------
Cash and cash equivalents at end of year                               $  22,977         $  78,849          $   3,240
                                                                       =========         =========          =========

Supplemental disclosures:
   Cash paid for income taxes                                          $      31         $     184          $      58
   Cash paid for interest                                                    159               110                 32
   Equipment acquired under capital lease obligations                          -               256                493
   Common stock issued for notes receivable                                    -                 -                515
   Equity issued for purchase of ARL                                      29,525                 -                  -

   The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Notes to Consolidated Financial Statements


1.   The Company and a Summary of its Significant Accounting Policies

     The Company

         Cylink Corporation (the "Company") was incorporated in California in October 1989 to engage in the development, manufacture, license and marketing of electronic encryption devices and in 1990 began developing wireless communication products (see Note 12 for operations discontinued subsequent to year end).

     Basis of presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Through 1997, the Company's interim quarters ended on the last Friday preceding the calendar quarter end. The Company's year end is December 31.

     Foreign currency

         The functional currency of the Company's Israeli operations is the U.S. dollar. The functional currencies of the Company's other foreign operations are the local currencies. The effects of translating the financial position and results of operations of local functional currency operations are included as a component of shareholders' equity. The effects of foreign currency transactions and of remeasuring the financial position and results of Israeli operations into the functional currency are included in the statement or operations. Net gains and losses from foreign currency transactions were not significant during any of the periods presented.

     Cash equivalents and short-term investments

         Cash equivalents consist of highly liquid investment instruments with an original maturity at the time of purchase of three months or less.

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

     Amortization of goodwill and other intangibles

         Goodwill related to the acquisition of ARL is being amortized on a straight-line basis over seven years. Amounts allocated to capitalized intangibles other than goodwill are being amortized over three years.

     Revenue recognition

         Revenue is recognized upon shipment of product to customers. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

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

     Stock-based compensation

         The Company accounts for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
     (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 (SFAS
     123), "Accounting for Stock-Based Compensation" (see Note 6).

     Income taxes

         Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

     Net income (loss) per share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. All prior years' earnings per share data have been restated to reflect the provisions of SFAS 128. The Company's only potentially dilutive securities are stock options (see Note 6). All common stock equivalents have been excluded from the computation of diluted earnings per share as their effect is antidilutive on the loss from continuing operations.

     Concentrations of credit risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and to a lesser extent currency fluctuation of balances denominated in currencies other than the United States dollar. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company performs on-going credit evaluations and maintains reserves for potential credit losses; historically such losses have been immaterial. The Company minimizes the amount of cash it maintains in local currencies by maintaining excess cash in United States dollars.

         One customer accounted for approximately 14% of total accounts receivable at December 31, 1997. No Customer accounted for more than 10% of accounts receivable at December 31, 1996, and no customer accounted for greater than 10% of revenue in any period presented.

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

     Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of adopting this new standard. The disclosures prescribed by SFAS 131 are effective for 1998.

2.   Acquisition of Algorithmic Research

         On September 8, 1997, the Company acquired all of the outstanding shares of Algorithmic Research, Ltd. and Algart Holdings, Ltd. (hereafter referred to on a combined basis as "ARL"), both limited liability companies organized under the laws of the State of Israel. Algorithmic Research is an information security company providing remote access software products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. Algorithmic Research also provides security products to broadcast networks. Consideration for this purchase was $44,890,000 in cash, net of cash acquired, including transaction expenses of $3,536,000; and 2,593,169 shares of the Company's common stock and 409,641 fully vested options to purchase common stock of the Company for $0.01 per share. The total value placed on the common stock and options issued by the Company was $29,525,000. The common stock and options issued are subject to decreasing restrictions on trading and exercise, respectively, for three years from the transaction date.

         The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of ARL are included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition, as summarized below (in thousands):


   Current assets (including cash and cash equivalents of $1,857)    $  4,380
   Property and equipment                                               1,261
   In-process technology                                               63,920
   Developed technology and other intangibles                           7,498
   Goodwill                                                             1,326
   Other non-current assets                                                96
   Current liabilities assumed                                         (2,021)
   Long-term debt assumed                                                (188)
                                                                     --------
                                                                     $ 76,272
                                                                     ========

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


                                                  Year ended December 31,
                                                  -----------------------
                                                     1997        1996
                                                  ---------    ----------
                                           (in thousands, except per share data,
                                                       unaudited)

Revenue                                            $53,543     $32,999
Net loss                                             2,367       9,552
Net loss per share (basic and diluted)                0.08        0.35
Shares used to compute net loss per
   share (basic and diluted)                        28,522      27,005

3.    Initial Public Offering

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

         In connection with the Company's initial public offering, the Board of Directors authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock had been issued as of December 31, 1997.

4.   Details of Balance Sheet Components

                                                                December 31,
                                                           ---------------------
                                                             1997        1996
                                                           --------    ---------
                                                                (in thousands)

Inventories:
   Raw materials                                           $  4,781    $  4,126
   Work in process and subassemblies                          3,332       3,196
   Finished goods                                             2,409       1,506
                                                           --------    ---------
                                                           $ 10,522    $  8,828
                                                           ========    =========
Property and equipment:
   Machinery and equipment                                 $ 11,151    $  7,068
   Furniture and fixtures                                     1,246         624
   Land and building                                            814        --
   Leasehold improvements                                       680         564
                                                           --------    ---------
                                                             13,891       8,256
   Less:  accumulated depreciation and amortization          (7,192)     (4,496)
                                                           --------    ---------
                                                           $  6,699    $  3,760
                                                           ========    =========
Accrued liabilities:
   Compensation and benefits                               $  3,035    $  2,116
   Royalties                                                    982         665
   Employee severance costs                                   1,313         634
   Distributor commissions                                      380         543
   Other                                                      1,086       1,132
                                                           --------    ---------
                                                           $  6,796    $  5,090
                                                           ========    =========

5.   Income Taxes

         In computing the separate provision for (benefit from) income taxes on continuing and discontinued operations, no benefit was allocated to the losses from continuing operations since on a stand alone basis the Company would not have recognized the tax benefit of such losses due to uncertainty of realization. Any benefits realized from these losses as a result of taxable income generated by the discontinued operations have been netted against the provisions associated with discontinued operations. There is no obligation on the part of the discontinued operations to refund such benefits to the continuing operations. The provision (benefit) for income taxes on discontinued operations consists of the following:

                                                 Year ended December 31,
                                         --------------------------------------
                                         1997              1996            1995
                                         ----              ----            ----
                                                     (in thousands)
Current:
   Federal                           $  1,887           $   709         $  (403)
   State                                    6                58             (92)
   Foreign                                240                --             123
                                     --------           -------         --------
                                        2,133               767            (372)
                                     --------           -------         --------

Deferred:
   Federal                                (24)             (478)           (348)
   State                                  (76)              (38)            (35)
                                     --------           -------         --------
                                         (100)             (516)           (383)
                                     --------           -------         --------
                                     $  2,033           $   251         $  (755)
                                     ========           =======         ========

         Deferred tax assets (liabilities) comprise the following:

Net operating loss and credit carryforwards              $  1,109       $   984
Unrealized capital loss                                       270           166
Bad debt reserve                                              151           230
Inventory reserves and basis differences                    1,492         1,382
Accrued expenses                                              368           448
Deferred rent                                                   -            30
Warranty reserve                                               71            60
Other                                                          41           102
                                                         --------       -------
         Total deferred tax assets                          3,502         3,402
                                                         --------       -------

Liabilities:
Depreciation                                                  (13)           (5)
Other liabilities                                               -            (7)
                                                         --------       -------
         Total deferred tax liabilities                       (13)          (12)
                                                         --------       -------
Valuation allowance                                        (1,969)       (1,970)
                                                         --------       -------
Net deferred tax assets                                  $  1,520       $ 1,420
                                                         ========       =======


         Net deferred tax assets of $1,520,000 at December 31, 1997 were based on the Company's expected future income in the next twelve months. The Company has recorded a partial valuation allowance against the remainder of its deferred tax assets.

         The provision (benefit) reconciles to the amount computed by applying the United States federal statutory rate to income before taxes as follows:

                                                Year ended December 31,
                                         -----------------------------------
                                         1997            1996          1995
                                         ------       -------        -------
U.S. federal statutory income tax rate    (34.0)%        34.0 %        (34.0) %
State taxes, net of federal tax benefit     -             0.9           (4.6)
Research and development tax credits       (0.6)        (24.2)             -
Change in valuation allowance               -             7.4              -
Purchased in-process technology            38.3             -              -
Foreign losses not benefitted              (0.8)          5.2              -
Other                                       0.4          (6.0)          (2.6)
                                         ------       -------        -------
   Effective tax rate                       3.3 %        17.3 %        (41.2) %
                                         ======       =======        =======

         The Company has not provided United States federal income taxes on the undistributed earnings of foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings. At December 31, 1997, 1996 and 1995, total undistributed earnings of these subsidiaries were approximately $3,395,000, $1,846,000 and $1,579,000, respectively.

         The Company had research and development credit carry forwards of approximately $938,000 and $980,000 at December 31, 1997 and 1996, respectively, which expire from 2009 to 2012.


6.   Stock Option Plans

         The Company currently has two stock option plans: the 1994 Flexible Stock Incentive Plan which was the successor plan to the 1987 plan ("1994 Plan") and the Cylink/ARL 1997 Stock Option Plan ("1997 Plan"). The 1994 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 5,950,000 common shares. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 1997, all nonqualified stock options have been granted at 100% of the fair market value of the stock on the date of grant. Options granted under the 1994 Plan are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over five years. Options expire ten years from the date of grant. Shares issued upon exercise of options may be subject to certain restrictions on their transferability. The Company has the right to repurchase such shares, at a price equal to the fair market value, when the optionee is no longer associated with the Company. As of December 31, 1997, there were no shares subject to repurchase. Shares repurchased increase the number of shares available for grant under the Plans.

         The Company adopted the 1997 Plan in conjunction with the acquisition of ARL. The 1997 Plan provides for the grant of nonqualified stock options to the employees and consultants of Algorithmic Research to purchase up to 410,000 common shares. On September 8, 1997, the Company issued 409,641 fully vested options to purchase common stock for $0.01 per share. The options are subject to decreasing restrictions on exercise for three years from the grant date and expire in ten years.

         The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the three years in the period ended December 31, 1997:

                                                                       Weighted
                                       Shares                          Average
                                      Available      Options           Exercise
                                      for grant     Outstanding         Price
                                    -----------     -----------     ------------

Balance at December 31, 1994           983,055       3,399,945      $    1.44
   Approved                          1,200,000            --
   Granted at market price            (779,450)        779,450           2.60
   Granted below market price         (436,000)        436,000           2.02
   Exercised                              --        (1,462,785)          1.25
   Canceled                            315,452        (315,452)          1.91
                                    -----------     -----------

Balance at December 31, 1995         1,283,057       2,837,158           1.89
   Approved                          2,000,000            --
   Granted at market price          (2,042,810)      2,042,810          12.53
   Exercised                              --          (760,492)          1.44
   Canceled                            741,723        (741,723)          4.89
                                    -----------     -----------

Balance at December 31, 1996         1,981,970       3,377,753           7.72
   Approved                            410,000            --
   Granted at market price          (2,519,157)      2,519,157          10.38
   Granted below market price         (409,641)        409,641            .01
   Exercised                              --          (504,144)          1.64
   Canceled                            537,187        (537,187)         12.17
                                    -----------     -----------

Balance at December 31, 1997               359       5,265,220      $    8.52
                                    ===========     ===========

         In February 1997, the Company canceled options to purchase 225,100 shares of common stock with exercise prices ranging from $13.13 to $23.50 previously granted to employees, and reissued all such options at $11.00 to $11.63, the fair market value of the stock on the date of cancellation. The reissued options have a ten-year term and vest over five years from the date of reissuance.

         Significant option groups outstanding at December 31, 1997, and related weighted  average  exercise price and contractual  life  information are as follows:
                               Options Outstanding                       Options Exercisable
                  -----------------------------------------------   ------------------------------
                                    Weighted
                                     Average
                                    Remaining         Weighted                         Weighted
    Range of        Number        Contractual Life    Average         Number           Average
 Exercise Prices  Outstanding      (in years)      Exercise Price   Outstanding     Exercise Price
 ---------------  -----------    ----------------  --------------   -----------     --------------
$ 0.01 to $ 2.00   1,206,408           7.5          $   1.27         933,085            $  1.07
$ 4.80 to $ 8.88   1,060,983           9.5              8.30          90,009               7.05
$ 9.00 to $11.00   1,450,834           9.0             10.75         259,827              10.71
$11.06 to $23.50   1,546,995           8.9             12.23         159,647              12.98
                   ---------                                       ---------
                   5,265,220           8.7          $   8.52       1,442,568            $  4.50
                   =========                                       =========

         The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during 1995 at market price and below market price on the dates of grant was $1.04 and $1.47, respectively. The weighted average estimated grant date fair value for options granted at market price during 1997 and 1996 was $4.70 and $6.03, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

         The estimated grant date fair value for options granted under the 1997 Plan was $9.82 based on an independent appraisal. The aggregate value of the options issued was included as a component of the purchase price of ARL.

         The  following  weighted  average   assumptions  are  included  in  the
     estimated grant date fair value calculations for the Company's stock option awards under the 1994 Plan:


                                        1997        1996        1995
                                       -----       -----       -----

          Expected life (years)         3.10        3.04        3.04
          Risk-free interest rate       5.98%       5.93%       6.22%
          Volatility                   64.16%      69.46%      54.89%
          Dividend yield                0.00%       0.00%       0.00%


         Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under it's 1994 Plan, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below for the years ended December 31, 1997, 1996 and 1995 (in thousands, except for per share amounts):

                                             1997         1996       1995
                                           --------    ---------    -------

Net income (loss)             As reported  $(58,777)   $   1,197    $(1,079)
                              Pro forma     (62,275)        (325)    (1,354)

Net income (loss) per share   As reported  $  (2.20)   $    0.05    $ (0.06)
                              Pro forma       (2.33)       (0.01)     (0.08)


         The pro forma effect on net income (loss) and net income (loss) per share for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

         As of December 31, 1995, the Company had granted certain options for the purchase of common stock at less than the deemed fair market value and approximately $417,000 of compensation expense is being amortized over the five-year vesting period of the options.

7.   Notes Receivable From Employees

         Pursuant to their employment agreements and related promissory notes, during the first quarter of 1997 the Company loaned certain employees $3,473,000 towards the purchase of their principal residences. Of this amount, $2,843,000 is receivable from officers of the Company. The notes are interest free and are due five years from the dates of the related notes, at which time the notes must be repaid or convert into, and become subject to, the terms of a standard, interest-bearing commercial loan. The notes are secured by deeds of trust on the related residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence.

8.   Research and Development Contracts

         During the years ended December 31, 1997, 1996 and 1995, the Company performed research and development under several government funded arrangements aggregating $1,201,000, $3,777,000, and $526,000, respectively. These contracts provide funding (irrespective of the results) for research and development of certain cryptographic technologies which will be jointly owned by the Company and these government agencies. Amounts received under these contracts are offset against research and development expenses.

         The Company performed research and development under several other research and development contracts which provide for the development and transfer of technology in exchange for development funding. The Company recorded as a reduction of research and development expenses $225,000, $2,363,000 and $604,000 under such arrangements in the years ended December 31, 1997, 1996 and 1995, respectively.

9.   Joint Venture and Contingencies

         On September 6, 1995, the Company obtained an arbitration award dissolving a former partnership, known as Public Key Partners ("PKP"), between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. Although various claims between the Company and RSA DSI were settled on December 31, 1996, a third party continues to pursue various claims against PKP and RSA DSI for wrongful business practices in action C-94-20512 SW before the United States District Court for the Northern District of California. A summary judgement favorable to PKP was entered on August 29, 1997, and the matter has been appealed by the plaintiff to the United States Court of Appeals for the Federal Circuit. In the event the judgement of the district court is reversed, an unfavorable outcome at trial might affect the residual value of the Company's interest in PKP. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action No.
     CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiffs' claims, including the claims of libel and RICO violations, the Court remanded the action back to Santa Clara Superior Court. Following the remand, the Company then obtained an order consolidating CV764647 with CV767448 for purposes of discovery and trial. Both matters are currently in the discovery phase, with trial scheduled for December 1998. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. The Company believes the terminations were lawful, in the best interests of the Company and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, may also result in a material adverse effect on the Company's financial condition. However, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10.  Geographic Information

         The Company operates in one industry segment. Revenue and loss from continuing operations, and identifiable assets, classified by the major geographic areas in which the Company operates, were as follows:

                                                  Year ended December 31,
                                            -----------------------------------
                                             1997           1996          1995
                                            -------       -------       -------
                                                       (in thousands)

Revenue:
   Sales to unaffiliated customers:
      United States:
         Customers in United States
            and Canada                      $26,970       $13,744       $13,096
         Customers in Central and
            South America                     2,340           911         1,044
         Customers in Europe                  7,996         5,694         2,072
         Customers in Asia                    2,326         1,592         1,852
      Europe                                  5,113         3,852         3,470
      Israel:
         Customers in Europe                    674             -             -
         Customers in Asia                    3,410             -             -
         Other                                  504             -             -
                                            -------       -------       -------
                                            $49,333       $25,793       $21,534
                                            =======       =======       =======

Intercompany sales among geographic
   entities eliminated in consolidation     $ 2,266       $ 2,233       $ 1,782
                                            =======       =======       =======
Income (loss) from operations:
   United States                            $(3,723)      $(8,127)      $(4,490)
   Europe                                        76           (81)          357
   Israel                                   (62,679)            -             -
                                            -------       -------       -------
                                           $(66,326)      $(8,208)      $(4,133)
                                            =======       =======       =======

                                                               December 31,
                                                            ----------------
                                                            1997        1996
                                                            ----        ----
                                                              (in thousands)

Identifiable assets:
   United States                                          $42,878       $26,026
   Europe                                                   2,124         2,213
   Israel                                                  14,614             -
                                                          -------       -------
                                                           59,616        28,239

General corporate assets consisting of cash
   and cash equivalents                                    22,977        78,849
                                                          -------       -------
                                                          $82,593      $107,088
                                                          =======       =======

         Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.

         At December 31, 1997 and 1996, total foreign liabilities (excluding intercompany balances) were $2,747,000 and $660,000, respectively.

11.  Lease Commitments

         The Company  leases its  headquarters  and  manufacturing  facility and sales offices under various noncancelable operating leases. These leases expire at various dates through June 2001 and certain of the leases are renewable for an additional five years. In addition to the minimum lease payments, the Company is responsible for insurance, repairs and certain other operating costs under the terms of the leases. The Company also leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases, which consist primarily of computer equipment, terminate at various dates through 2000. Total equipment acquired under these capitalized leases, which secure such borrowings, was $621,000 at cost and $294,000 at net book value as of December 31, 1997.

         Future minimum lease payments under all noncancelable operating and capital leases are as follows (in thousands):

                                             Operating      Capital
Year ending December 31,                       Leases        Leases
                                             ---------      -------

1998                                         $   1,175      $   191
1999                                               721           86
2000                                               393            8
2001                                               197          --
                                             ---------      -------
Total minimum payments                       $   2,486          285
                                             =========
Less:  amount representing interest                             (40)
                                                            -------
Present value of capital lease obligations                      245
Less:  current portion                                         (165)
                                                            -------
Lease obligations, long-term                                $    80
                                                            =======

         Rent expense under operating leases totaled $1,720,000, $1,207,000 and $909,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

12.  Subsequent Event

         On March 13, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for approximately $46.0 million in cash and a $14.5 million unsecured note receivable due 100 days after closing, subject to final closing adjustments. The results of operations of Wireless have been classified as discontinued operations in the accompanying consolidated statements of operations. Wireless revenues were $31.3 million, $26.2 million and $13.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The components of Wireless assets at December 31, 1997, were as follows:

                        Accounts receivable, net       $ 10,688
                        Inventories                       4,298
                        Property and equipment              696
                        Other assets                         12
                        Accounts payable                 (1,874)
                        Accrued liabilites                 (602)
                                                       --------
                                                       $ 13,218
                                                       ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in the Company's Proxy Statement for the 1998 annual meeting of shareholders to be held on or about May 22, 1998 (the "Proxy Statement") and which will be filed in definitive form pursuant to Regulation 14A before the meeting date and within 120 days after the end of fiscal year 1997, is incorporated herein by reference. The information required by this Item concerning the Company's executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    1.          Financial  Statements -- See index to Consolidated  Financial
                   Statements and Financial Statement Schedule at page 24 of this Form 10-K.

       2. Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 24 of this Form 10-K.

       3.          Exhibits Index:

          Exhibit
           Number    Description of Exhibit
           ------    ----------------------

            2.1 Stock Purchase Agreement, dated as of September 7, 1997, between Registrant, A.R. Data Security Ltd. and Algorithmic Research Ltd. (4)

            2.2 Seller's Agreement, dated as of September 8, 1997, among Registrant, A.R. Data Security Ltd., Algorithmic Research
                   Ltd., Amos Fiat, Yossi Cohen, Yossi Tulpan, Koor Capital Markets and Telrad Holdings Ltd. (4)

            2.3 Parent Shareholders Indemnity Agreement, dated as of September 8, 1997 among Registrant, A.R. Data Security Ltd., Amos Fiat, Yossi Cohen, Yossi Tulpan, Koor Capital Markets and Telrad Holdings Ltd. (4)

            3.1    Amended  and  Restated   Articles  of  Incorporation  of  the
                   Registrant (1) and Certificate of Amendment thereto dated March 5, 1996. (3)

            3.2    Bylaws, as amended. (1)

            3.3    Certificates of Amendment of the Bylaws dated March 26, 1997.
                   (3)

            4.1    Reference is made to Exhibits 3.1, 3.2. and 3.3.

            4.2      Specimen certificate for Common Stock.  (1)

           10.1 Stockholder Agreement, dated as of September 29, 1989, between the Company and the shareholders set forth therein, and amendments thereto. (1)

           10.2 Form of Indemnification Agreement between the Company and each of its executive officers and directors. (1)

           10.3 Employment Agreement between the Company and Lewis C. Morris, dated April 1, 1989, and amendments thereto. (1)
                     (2)

           10.4 Employment Agreement between the Company and Jimmy K. Omura, dated as of April 1, 1989, and amendments thereto.
                     (1) (2)

           10.5 Employment Agreement between the Company and Fernand B. Sarrat, dated as of November 6, 1996. (2) (3)

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

           21.1      Subsidiaries of the Company.

           23.1      Consent of Price Waterhouse LLP.

           24.1      Power of Attorney. Reference is made to Page IV-2.

           27.1      Financial Data Schedule. (5)

----------------------------------
         (1)    Incorporated  by  reference  from  the  Company's   Registration
                Statement on Form S-1 Registration No. 33- 80719, which became effective February 15, 1996.

         (2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).

         (3) Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997, for the fiscal year ended December 31, 1996.

         (4) Incorporated by reference from the Company's report on Form 8-K filed as of September 23, 1997, and report on Form 8-K/A filed as of November 24, 1997.

         (5)    To be filed by amendment to this report on Form 10-K.

(b) On November 24, 1997, the Company filed a report on Form 8-K/A amending the report on Form 8-K filed as of September 23, 1997 reporting under Items 2, 7 and 9 the Company's acquisition of ARL, by reporting under Item 7 the consolidated financial statements of A.R. Data Security Ltd. and pro forma financial information for the Company and ARL.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CYLINK CORPORATION

Date:  March 30, 1998             By:      /s/  FERNAND B. SARRAT
                                  ----------------------------------------------
                                           Fernand B. Sarrat
                                           President and Chief Executive Officer

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

Signature                                            Title                                            Date
---------                                            -----                                            ----
/s/  FERNAND B. SARRAT                      President and Chief Executive Officer                March 30, 1998
     -----------------                      (Principal Executive Officer) and Director
     Fernand B. Sarra

/s/  JOHN H. DAWS                           Vice President of Finance and Administration         March 30, 1998
     ------------                           and Chief Financial Officer
     John H. Daws                           (Principal Financial and Accounting Officer)

/s/  LEO A. GUTHART                         Chairman of the Board                                March 30, 1998
     --------------
     Leo A. Guthart

/s/  ELWYN BERLEKAMP                        Director                                             March 30, 1998
     ---------------
     Elwyn Berlekamp

/s/  WILLIAM W. HARRIS                      Director                                             March 30, 1998
     -----------------
     William W. Harris

/s/  HOWARD L. MORGAN                       Director                                             March 30, 1998
     ----------------
     Howard L. Morgan


SCHEDULE II

                               CYLINK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1996 and 1997
                                 (in thousands)

                                                        Additions
                                        Balance at      Charged to        Deductions       Balance
                                        Beginning       Statement of         from          at end
                                        of Period       Operations         Reserves        of  Period
                                        ----------      ------------      -----------      ---------
Allowance for doubtful accounts
Year ended December 31, 1995             $279              $210            $ (6)             $483

Year ended December 31, 1996             $483              $269            $108              $644

Year ended December 31, 1997             $644             $(211)           $  -              $433