Form 10-Q
period 1998-03-29
CYLINK CORP /CA/
filed 1998-05-13
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                           Commission File No. 0-27742


                               CYLINK CORPORATION
             (Exact name of registrant as specified in its charter)


          California                                             95-3891600
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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

As of May 7, 1998, there were 28,984,346 shares of the Registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                                                                     March 29,          December 31,
                                                                                                       1998                  1997
                                                                                                     ---------            ---------
                                     Assets
Current assets:
   Cash and cash equivalents                                                                         $  58,078            $  22,977
   Accounts receivable, net of allowances of $309 and $278                                              21,840               15,557
   Inventories                                                                                           5,955                6,224
   Net assets of discontinued operations                                                                14,500               13,218
   Deferred income taxes                                                                                 1,760                1,533
   Other current assets                                                                                  2,323                2,190
                                                                                                     ---------            ---------
            Total current assets                                                                       104,456               61,699

Property and equipment, net                                                                              6,041                6,003
Acquired technology, goodwill and other intangibles, net                                                 7,338                8,017
Notes receivable from employees                                                                          4,318                3,473
Other assets                                                                                             3,989                  925
                                                                                                     ---------            ---------
                                                                                                     $ 126,142            $  80,117
                                                                                                     =========            =========
                      Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt                                           $     196            $     210
   Accounts payable                                                                                      2,936                2,238
   Accrued liabilities                                                                                   6,435                6,194
   Accrued liabilities related to discontinued operations                                                6,773                 --
   Income taxes payable                                                                                 14,405                1,898
   Deferred revenue                                                                                        839                  206
                                                                                                     ---------            ---------
            Total current liabilities                                                                   31,584               10,746
                                                                                                     ---------            ---------

Capital lease obligations and long-term debt                                                               215                  256
                                                                                                     ---------            ---------
Deferred income taxes                                                                                       13                   13
                                                                                                     ---------            ---------
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                         --                   --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      28,887,000 and 28,695,000 shares issued and outstanding                                              289                  287
   Additional paid-in capital                                                                          121,575              120,092
   Deferred compensation related to stock options                                                         (229)                (250)
   Cumulative translation adjustment                                                                       (47)                 (63)
   Accumulated deficit                                                                                 (27,258)             (50,964)
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  94,330               69,102
                                                                                                     ---------            ---------
                                                                                                     $ 126,142            $  80,117
                                                                                                     =========            =========

                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data; unaudited)

                                                                                                           Three Months Ended
                                                                                                     ------------------------------
                                                                                                     March 29,             March 28,
                                                                                                       1998                  1997
                                                                                                     --------              --------
Revenue                                                                                              $ 15,829              $  9,352
Cost of revenue                                                                                         3,611                 2,810
                                                                                                     --------              --------
Gross profit                                                                                           12,218                 6,542
                                                                                                     --------              --------

Operating expenses:
   Research and development, net                                                                        3,045                 3,018
   Selling and marketing                                                                                5,573                 2,782
   General and administrative                                                                           1,408                 1,900
   Amortization of purchased intangibles                                                                  679                  --
                                                                                                     --------              --------
            Total operating expenses                                                                   10,705                 7,700
                                                                                                     --------              --------

Income (loss) from operations                                                                           1,513                (1,158)

Other income:
   Interest income, net                                                                                   152                   942
   Royalty and other income (expense), net                                                               --                     131
                                                                                                     --------              --------

Income (loss) from continuing operations before income taxes                                            1,665                   (85)
Provision for income taxes                                                                                583                  --
                                                                                                     --------              --------
Income (loss) from continuing operations                                                                1,082                   (85)
Income (loss) from discontinued operations,
   net of income tax expense (benefit) of $(89) and $474                                                 (166)                1,192
Gain on disposal of discontinued operations,
   net of income tax expense of $12,358                                                                22,790                  --
                                                                                                     --------              --------
Net income                                                                                           $ 23,706              $  1,107
                                                                                                     ========              ========

Earnings per share - basic:
   Continuing operations                                                                             $   0.04              $   --
   Discontinued operations                                                                               0.78                  0.04
                                                                                                     --------              --------
   Net income                                                                                        $   0.82              $   0.04
                                                                                                     ========              ========

Earnings per share - diluted:
   Continuing operations                                                                             $   0.04              $   --
   Discontinued operations                                                                               0.74                  0.04
                                                                                                     --------              --------
   Net income                                                                                        $   0.78              $   0.04
                                                                                                     ========              ========

Shares used in per share calculation - basic                                                           28,820                25,701
                                                                                                     ========              ========

Shares used in per share calculation - diluted                                                         30,440                25,701
                                                                                                     ========              ========

                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                                          Three Months Ended
                                                                                                      -----------------------------
                                                                                                      March 29,           March 28,
                                                                                                        1998                 1997
                                                                                                      --------             --------
Cash flows from operating activities:
   Income (loss) from continuing operations                                                           $  1,082             $    (85)
   Adjustments to reconcile income (loss) to net
      cash used in continuing operations:
         Depreciation and amortization                                                                     988                  384
         Deferred compensation related to stock options                                                     21                   21
         Deferred income taxes                                                                            (227)                --
         Changes in assets and liabilities:
            Accounts receivable                                                                         (6,283)                 (58)
            Inventories                                                                                    269                 (513)
            Other assets                                                                                  (197)              (1,281)
            Accounts payable                                                                               698                 (434)
            Accrued liabilities                                                                            241                  389
            Deferred revenue                                                                               633                  (19)
                                                                                                      --------             --------
            Net cash used in continuing operations                                                      (2,775)              (1,596)
            Net cash provided by (used in) discontinued operations                                      (4,293)                 326
                                                                                                      --------             --------
               Net cash used in operating activities                                                    (7,068)              (1,270)
                                                                                                      --------             --------

Cash flows from investing activities:
   Acquisition of property and equipment                                                                  (707)              (1,029)
   Loans to employees in exchange for notes receivable                                                    (845)              (3,473)
   Proceeds from sale of discontinued operations                                                        46,000                 --
   Acquisition of preferred stock of Syndata Technologies                                               (3,000)                --
                                                                                                      --------             --------
               Net cash provided by (used in) investing activities                                      41,448               (4,502)
                                                                                                      --------             --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                             760                  129
   Payment of notes receivable from shareholders                                                          --                    301
   Repayment of capital lease obligations and long-term debt                                               (55)                 (53)
                                                                                                      --------             --------
               Net cash provided by financing activities                                                   705                  377
                                                                                                      --------             --------
Effect of exchange rate changes on cash and cash equivalents                                                16                  (83)
                                                                                                      --------             --------
Net increase (decrease) in cash and cash equivalents                                                    35,101               (5,478)
Cash and cash equivalents at beginning of period                                                        22,977               78,849
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 58,078             $ 73,371
                                                                                                      ========             ========

Supplemental disclosures:
   Cash paid for income taxes                                                                         $     39             $      6
   Cash paid for interest                                                                                   15                   21

                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.   Basis of Presentation

         The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         Beginning in 1998, the Company's interim quarters end on the last Sunday preceding the calendar quarter end. Previously, the Company's interim quarters ended on the last Friday preceding the calendar quarter end.

2.    Discontinued Operations

         On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for $60.5 million ($46.0 million in cash and an unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction related accruals were charged to discontinued operations and offset against the gain on disposal. Wireless revenues were $6.8 and $4.5 million in the first quarter of 1997 and 1998, respectively. Net assets of discontinued operations at March 29, 1998, relate primarily to accounts receivable.

3.   Notes Receivable From Employees

         Pursuant to their employment agreements and related promissory notes, during the first quarter of 1997 and 1998 the Company loaned certain employees $3,473,000 and $845,000, respectively, towards the purchase of their principal residences. Of these amounts, $3,688,000 is receivable from officers of the Company. The notes are interest free and are due five years from the dates of the related notes, at which time the notes must be repaid or convert into, and become subject to, the terms of a standard, interest-bearing commercial loan. The notes are secured by deeds of trust on the residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence. Subsequent to March 29, 1998, the Company loaned officers an additional $1,400,000 towards the purchase of principle residences under substantially similar terms.

4.  Inventories

                                                    March 29,    December 31,
                                                      1998           1997
                                                     ------         ------
                                                         (in thousands)
Raw materials                                        $3,038         $2,191
Work in process and subassemblies                     2,026          1,858
Finished goods                                          891          2,175
                                                     ------         ------
                                                     $5,955         $6,224
                                                     ======         ======

5.   Earnings Per Share

         Basic earnings per share amounts were calculated by dividing net income
     (loss) by the weighted average number of common shares outstanding. For the first quarter of 1998, diluted earnings per share amounts were based on the same reported earnings but assumed the issuance of 1,620,000 shares of common stock upon exercise of outstanding stock options using the treasury stock method. For the first quarter of 1998, weighted-average unexercised stock options to purchase 225,000 shares of common stock were excluded from the computation of diluted earnings per share as the options exercise prices were greater than the average market price of the Company's common stock and were, therefore, antidilutive. For the first quarter of 1997, all 3,647,000 weighted-average outstanding stock options were excluded from the computation of earnings per share as they were antidilutive.

6.    Change in Accounting Policy

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                           Three Months Ended
                                                         ----------------------
                                                        March 29,      March 28,
                                                          1998            1997
                                                         -------        -------
                                                             (in thousands)
Net income                                               $23,706        $ 1,107
Other comprehensive income (loss)                             16            (83)
                                                         -------        -------
Total comprehensive income                               $23,722        $ 1,024
                                                         =======        =======


         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of adopting this new standard. The disclosures prescribed by FAS 131 are effective for 1998, and are not required for interim periods. The Company does not expect this pronouncement to have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the sufficiency of the Company's existing liquidity and capital resources, management's belief that resolution of certain litigation described in Part II, Item 1 "Legal Proceedings" will not have a material adverse effect on the Company's financial position and results of operations, the Company's expectation that it will introduce a number of new products in 1998 and continue to make a significant investment in engineering, research and development, its intention to expand its foreign sales channels and enter additional international markets, and the Company's intention to protect itself from liability arising out of "year 2000 errors." All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in "Risk Factors That May Affect Future Results" and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

BUSINESS ACQUISITION

         Pursuant to an asset purchase agreement dated March 27, 1998, the Company sold its Wireless business for approximately $46.0 million in cash and a $14.5 million unsecured note receivable due 100 days after closing, subject to closing adjustments. See Note 2 of Notes to Condensed Consolidated Financial Statements. The sale resulted in an after tax gain of approximately $22.8 million. Except where noted, the following comments are associated with the continuing network security business.

RESULTS OF OPERATIONS

         Revenue. The Company's revenue is derived primarily from sales of its family of commercial network security products. Fees for maintenance and support services are charged separately. Revenue from product sales is recognized upon shipment to the customer. Concurrently, a provision is made for estimated costs to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

         The Company's revenue increased by 69% from $9.4 million for the three months ended March 28, 1997 to $15.8 million for the three months ended March 29, 1998. Approximately 50% of the increased revenue resulted from sales of recently introduced PrivateWire products, with the remainder due to increased shipments of the Company's Link Encryption and SecureFrame products. International revenue was 41% and 34% of total revenue for the first quarter of 1997 and 1998, respectively.

         Gross Profit. Gross profit increased by 87% from $6.5 million for the three months ended March 28, 1997 to $12.2 million for the three months ended March 29, 1998. The increase in dollars was primarily a result of the significant increase in revenue. As a percentage of sales, gross profit was 70% and 77% for the first quarter of 1997 and 1998, respectively. The increase in gross margin resulted primarily from the increased percentage of total revenue represented by software and software-intensive products, such as PrivateWire, which generally have higher gross margins than hardware-intensive products. To a lesser degree, the increase in gross margin was due to lower average unit costs for existing products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 17% from $3.6 million for the three months ended March 28, 1997 to $3.0 million for the three months ended March 29, 1998. Gross research and development expenses as a percentage of revenue were 38% and 19% for the first quarter of 1997 and 1998, respectively. The percentage decrease resulted primarily from the Company's increased revenue base. The dollar decrease resulted from reduced contract and other variable expenses related to externally funded development and to cost containment efforts. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. No engineering funding was recognized during the first quarter of 1998. The amounts recognized under non-recurring engineering contracts totaled $0.6 million for the first quarter of 1997.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 100% from $2.8 million for the three months ended March 28, 1997 to $5.6 million for the three months ended March 29, 1998. Selling and marketing expenses as a percentage of revenue were 30% and 35% for the first quarter of 1997 and 1998, respectively. Sales and marketing expenses increased from the first quarter of 1997 primarily to support the launch of new or enhanced products, as well as due to continued expansion of the Company's direct sales operations, product line management, marketing development and international operations. Additionally, sales and marketing expenses increased due to integration expenses resulting from the acquisition of Algorithmic Research ("ARL") in September 1997.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 26% from $1.9 million for the three months ended March 28, 1997 to $1.4 million for the three months ended March 29, 1998 General and administrative expenses as a percentage of revenue were 20% and 9% for the first quarter of 1997 and 1998, respectively. The dollar decrease from the first quarter of 1997 was primarily due to decreases in consulting expenses, recruiting and relocation expenses related to senior management transition and legal fees.

         Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income and interest expense. Interest income, net, decreased from $0.9 million for the first three months of 1997 to $0.2 million for the first three months of 1998, principally due to the decrease in cash and cash equivalents resulting from investing activities and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         At March 29, 1998, the Company had cash and cash equivalents of $58.1 million, working capital of $72.9 million and minimal long-term obligations. For the three months ended March 29, 1998, the Company recorded net income of $23.7 million, largely due to the gain on sale of Wireless. Net cash used in continuing operating activities for the first quarter of 1998 of $2.5 million consisted primarily of increases in accounts receivable, partially offset by income from continuing operations and an increase in current liabilities.

         Cash provided by investing activities for the three months ended March 29, 1998 was $41.4 million, of which $46.0 million was attributed to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $0.7 million, long-term loans to employees of $0.8 million, and a $3.0 million investment in the preferred stock of Syndata Technologies, Inc.

         The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the remainder of 1998. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain.

         The Company incurred losses from continuing operations in 1994, 1995, 1996 and 1997. There can be no assurances that the Company will increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future. The Company has historically experienced significant fluctuations in its operating results on an annual and a quarterly basis and could experience such fluctuations in the future. The Company's operating results are affected by a number of factors, many of which are outside of the Company's control, including: the timing of the introduction of new or enhanced products by the Company or its competitors; market acceptance of new products of the Company, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty related to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through the Company's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. The Company expects to introduce a number of new products in 1998. The failure of such new products to achieve market acceptance at the time anticipated by the Company, or at all, would materially and adversely affect the Company's financial condition and results of operations.

Pending Litigation

See Part II, Item 1. "Legal Proceedings."

Dependence on Key Personnel

         On November 13, 1996, the Company  announced the appointment of Fernand
B. Sarrat as President and Chief Executive Officer, and during the first half of 1997 the Company hired a number of executives to senior management positions within the Company. The Company's future success will depend on the abilities of Mr. Sarrat and the contributions by its executive officers, key management and technical personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

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

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the PrivateWire and PrivaCy Manager products, portions of which are under development, and SecureLink, SecureFrame, SecureDomain and PrivateWire products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company's competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software
Technologies, Ltd., Network Associates, Inc., SecureComputing Corporation, Security Dynamics Technologies, Inc., Racal-Guardata, Inc., and Information Resource Engineering, Inc. In addition, Northern Telecom Limited, AT&T, Motorola Corporation, Digital Equipment Corporation and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. A number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain network security.

         Certicom Corporation and RSA Data Security, Inc., a subsidiary of Security Dynamics, ("RSA DSI") license various methods of implementing public key cryptography, including some that are different than (and incompatible with) the method of implementing public key cryptography currently used by the Company in most of its products. Although Cylink has a license to use all of the public key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different than those currently used by the Company, to the exclusion of the Company's methods, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Year 2000

         Although the company believes that it has identified all risks of "year 2000 errors" ("YK2 Errors") in its products, and is taking steps to repair, replace or end-of-life all products which contain YK2 Errors, there is a continuing risk that some YK2 Errors will go undetected until after December 31, 1999. The Company intends to attempt to protect itself from liability with appropriate disclaimers in its terms and conditions of sale, by encouraging customers to upgrade their products to those that have proven to be YK2 compliant, and by discouraging continued use of those products known to have YK2 Errors. However, the Company may be met with unanticipated liabilities for undiscovered YK2 Errors which cannot be limited by any of the foregoing preventive actions, and conceivably could include an allegation of damages which exceeds the terms or the amount of the Company's insurance policies covering product liability.

         The Company is in the process of evaluating and implementing changes, as necessary, to its information systems and, accordingly, does not anticipate any material YK2 Errors from its own information systems, databases or programs. However, the Company's financial position and results of operations could be adversely impacted by YK2 Errors faced by distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

Management of Growth And Reduction In Employees

         The Company has recently experienced and may continue to experience substantial growth in the number of employees and the scope of its operations in the network security business, resulting in increased responsibilities for management. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. The Company has experienced delays in filling positions for engineering personnel and the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's financial condition and results of operations.

         With the sale of its Wireless business, the Company has experienced a significant reduction in employees, including the Company's former Chief Technical Officer, Dr. Jim Omura. The sale of Wireless, along with occasional reductions in specific engineering programs in the network security business, may create a risk of instability within the existing employee population resulting in departures of key employees critical to sustaining growth in the Company's network security business. Furthermore, sudden reductions on the number of the Company's employees places greater demands on the remaining employees which may distract them from fulfilling their responsibilities necessary to accomplishing the Company's financial goals.

         In September 1997, the Company acquired ARL and assumed responsibility for management of its worldwide operations of approximately sixty employees. The Company is heavily dependent on ARL's success in continuing to develop marketable technology and products, such as the PrivateWire family, including PrivateSafe and PrivateCard, toolkits and other components. Key factors which will determine ARL's success include whether the Company can integrate ARL's management, employee culture and organizational practices into the Company, whether the Company can adequately fund ARL's development objectives, whether the Company can can provide accurate information for ARL to focus its technology on significant market opportunities, and whether the Company can predict the most attractive features and functions for ARL's products. The Company's success in realizing the anticipated return from its investment in ARL also will be determined by the Company's ability to position and introduce ARL's products into the Company's markets and channels, and the Company's ability to provide adequate sales and customer support for ARL's products. The Company and ARL's successful working relationship may be hindered significantly by differences between the two organizations created by time, distance, language and culture. ARL operates from its principle offices in Israel, a country which is vulnerable to disruption due to the sudden outbreak of hostilities with its neighbors and various indigenous factors. Many of ARL's employees have extensive commitments to the country's military organizations which may require a loss of their services on the Company's behalf in times of political instability.

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

Evolving Network Security Market

         The market for the Company's network security products is only beginning to emerge. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. The Company's future success will depend in part upon end users' demand for network security products in general, and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Any significant advance in technologies for attacking cryptographic systems could render some or all of the Company's existing and new products obsolete or unmarketable. To the extent that a specific method other than the Company's is adopted as the standard for implementing network security in any segment of the network security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that network security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

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

         Due to U.S. government regulations restricting the export of cryptographic devices and software, including certain of the Company's network security products, the Company may be at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action no. CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiff's claims, including the claims of libel and RICO violations, the Court remanded the action back to the Santa Clara Superior Court. Following the remand, the Company then obtained an order consolidating CV764647 with CV767448 for purposes of discovery and trial. Both matters are currently in the discovery phase, with trial scheduled for December 1998. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. The Company believes the terminations were lawful, in the best interest of the Company, and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's financial condition.

Item 2.   Changes in Securities

(c) The Company's Registration Statement Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No.
     33-80719). In February and March 1996 the Company issued 5,750,000 shares of its common stock to the public at a price of $15 per share. The Company received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended March 29, 1998, the net proceeds have been used as follows (in thousands):

         Purchase and installation of equipment                    $ 7,308
         Acquisition of Algorithmic Research                        45,913
         Acquisition of preferrred stock of Syndata Technologies     3,000
         Repayment of indebtedness                                   1,000
         Working capital                                            15,843
         Temporary investment in money market accounts               5,800
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


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

     Exhibit
     Number      Description of Exhibit
     ------      ----------------------

       27.1      Financial Data Schedule

(b)  The Company  filed a report on Form 8-K on April 13, 1998  reporting  under
     Item 2 the disposition of the Company's Wireless Communications Group effective March 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 13, 1998                          CYLINK CORPORATION

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