Form 10-Q
period 1998-06-28
CYLINK CORP /CA/
filed 1998-08-12
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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
 Yes     X        No
     --------        --------

As of August 10, 1998, there were 29,074,990 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                                                                     June 28,           December 31,
                                                                                                       1998                 1997
                                                                                                     ---------            ---------
                                  Assets
Current assets:
   Cash and cash equivalents                                                                         $  46,052            $  22,977
   Accounts receivable, net of allowances of $384 and $278                                              28,430               15,557
   Note receivable                                                                                      14,500                 --
   Inventories                                                                                           6,957                6,224
   Net assets of discontinued operations                                                                  --                 13,218
   Deferred income taxes                                                                                 1,640                1,533
   Other current assets                                                                                  2,464                2,190
                                                                                                     ---------            ---------
            Total current assets                                                                       100,043               61,699

Property and equipment, net                                                                              6,105                6,003
Acquired technology, goodwill and other intangibles, net                                                 6,659                8,017
Notes receivable from employees                                                                          5,703                3,473
Other assets                                                                                             3,469                  925
                                                                                                     ---------            ---------
                                                                                                     $ 121,979            $  80,117
                                                                                                     =========            =========
                   Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of lease obligations and long-term debt                                           $     194            $     210
   Accounts payable                                                                                      1,958                2,238
   Accrued liabilities                                                                                   8,442                6,194
   Accrued liabilities related to discontinued operations                                                3,850                 --
   Income taxes payable                                                                                  9,469                1,898
   Deferred revenue                                                                                        939                  206
                                                                                                     ---------            ---------
            Total current liabilities                                                                   24,852               10,746
                                                                                                     ---------            ---------

Capital lease obligations and long-term debt                                                               178                  256
                                                                                                     ---------            ---------

Deferred income taxes                                                                                       13                   13
                                                                                                     ---------            ---------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                         --                   --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      29,044,000 and 28,695,000 shares issued and outstanding                                              290                  287
   Additional paid-in capital                                                                          122,442              120,092
   Deferred compensation related to stock options                                                         (208)                (250)
   Cumulative translation adjustment                                                                       (62)                 (63)
   Accumulated deficit                                                                                 (25,526)             (50,964)
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  96,936               69,102
                                                                                                     ---------            ---------
                                                                                                     $ 121,979            $  80,117
                                                                                                     =========            =========

                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                                              Three Months Ended              Six Months Ended
                                                                           ------------------------        ------------------------
                                                                           June 28,        June 27,        June 28,        June 27,
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Revenue                                                                    $ 18,035        $ 11,584        $ 33,864        $ 20,936
Cost of revenue                                                               4,472           3,385           8,083           6,195
                                                                           --------        --------        --------        --------
Gross profit                                                                 13,563           8,199          25,781          14,741
                                                                           --------        --------        --------        --------

Operating expenses:
   Research and development, net                                              2,770           2,953           5,815           5,971
   Selling and marketing                                                      6,207           3,932          11,780           6,714
   General and administrative                                                 1,822           2,123           3,230           4,023
   Amortization of purchased intangibles                                        680            --             1,359            --
                                                                           --------        --------        --------        --------
            Total operating expenses                                         11,479           9,008          22,184          16,708
                                                                           --------        --------        --------        --------

Income (loss) from operations                                                 2,084            (809)          3,597          (1,967)

Other income:
   Interest income, net                                                         687             874             839           1,816
   Royalty and other income (expense), net                                     (115)            195            (115)            326
                                                                           --------        --------        --------        --------

Income from continuing operations before income taxes                         2,656             260           4,321             175
Provision for income taxes                                                      924            --             1,507            --
                                                                           --------        --------        --------        --------
Income from continuing operations                                             1,732             260           2,814             175
Income (loss) from discontinued operations, net of
   income tax expense (benefit) of $524, $(89) and $998                        --               963            (166)          2,155
Gain on disposal of discontinued operations,
   net of income tax expense of $12,358                                        --              --            22,790            --
                                                                           --------        --------        --------        --------
Net income                                                                 $  1,732        $  1,223        $ 25,438        $  2,330
                                                                           ========        ========        ========        ========

Earnings per share - basic:
   Continuing operations                                                   $   0.06        $   0.01        $   0.10        $   0.01
   Discontinued operations                                                     --              0.04            0.78            0.08
                                                                           --------        --------        --------        --------
   Net income                                                              $   0.06        $   0.05        $   0.88        $   0.09
                                                                           ========        ========        ========        ========

Earnings per share - diluted:
   Continuing operations                                                   $   0.06        $   0.01        $   0.09        $   0.01
   Discontinued operations                                                     --              0.04            0.75            0.08
                                                                           --------        --------        --------        --------
   Net income                                                              $   0.06        $   0.05        $   0.84        $   0.09
                                                                           ========        ========        ========        ========

Shares used in per share calculation - basic                                 29,011          25,921          28,916          25,811
                                                                           ========        ========        ========        ========

Shares used in per share calculation - diluted                               30,435          26,609          30,437          26,155
                                                                           ========        ========        ========        ========

                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                                           Six Months Ended
                                                                                                      -----------------------------
                                                                                                      June 28,             June 27,
                                                                                                        1998                 1997
                                                                                                      --------             --------
Cash flows from operating activities:
   Income (loss) from continuing operations                                                           $  2,814             $    175
   Adjustments to reconcile income (loss) to net
      cash used in continuing operations:
         Depreciation and amortization                                                                   2,215                  878
         Deferred compensation related to stock options                                                     42                   42
         Deferred income taxes                                                                            (107)                --
         Changes in assets and liabilities:
            Accounts receivable                                                                        (12,873)              (3,147)
            Inventories                                                                                   (733)              (1,016)
            Other assets                                                                                   182               (1,158)
            Accounts payable                                                                              (280)              (1,560)
            Accrued liabilities                                                                         (2,688)                 407
            Deferred revenue                                                                               733                 (109)
                                                                                                      --------             --------
            Net cash used in continuing operations                                                     (10,695)              (5,488)
            Net cash provided by (used in) discontinued operations                                      (6,957)                 417
                                                                                                      --------             --------
               Net cash used in operating activities                                                   (17,652)              (5,071)
                                                                                                      --------             --------

Cash flows from investing activities:
   Acquisition of property and equipment                                                                (1,578)              (2,073)
   Loans to employees in exchange for notes receivable                                                  (2,230)              (3,473)
   Proceeds from sale of discontinued operations                                                        46,000                 --
   Acquisition of preferred stock of Syndata Technologies                                               (3,000)                --
                                                                                                      --------             --------
               Net cash provided by (used in) investing activities                                      39,192               (5,546)
                                                                                                      --------             --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                           1,628                  555
   Payment of notes receivable from shareholders                                                          --                    301
   Repayment of capital lease obligations and long-term debt                                               (94)                 (76)
                                                                                                      --------             --------
               Net cash provided by financing activities                                                 1,534                  780
                                                                                                      --------             --------
Effect of exchange rate changes on cash and cash equivalents                                                 1                  (46)
                                                                                                      --------             --------
Net increase (decrease) in cash and cash equivalents                                                    23,075               (9,883)
Cash and cash equivalents at beginning of period                                                        22,977               78,849
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 46,052             $ 68,966
                                                                                                      ========             ========

Supplemental disclosures:
   Cash paid for income taxes                                                                         $  6,054             $     26
   Cash paid for interest                                                                                   30                   44

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

2.    Discontinued Operations

         On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for $60.5 million ($46.0 million in cash and unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction related accruals were charged to discontinued operations and offset against the gain on disposal. Wireless revenues were $6.7 million and $13.5 million in the second quarter and first half of 1997, respectively, and were $4.5 million in 1998 through the date of disposal. On July 14, 1998, P-Com made a partial payment of $9.4 million on its promissory note and is disputing the remaining balance. See Part II, Item 1 "Legal Proceedings."

3.   Notes Receivable From Employees

         Pursuant to their employment agreements and related promissory notes, the Company has loaned certain employees $5.7 million towards the purchase of their principal residences. Of this amount, $5.1 million is receivable from officers of the Company. The notes are interest free and are secured by deeds of trust on the related residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence. Maturity dates are as follows: $1.6 million in 2002, $1.7 million in 2003, and $2.4 million thereafter.

4.   Inventories

                                                      June 28, December 31,
                                                       1998       1997
                                                      ------     ------
                                                       (in thousands)
         Raw materials                                $2,965     $2,191
         Work in process and subassemblies             2,256      1,858
         Finished goods                                1,736      2,175
                                                      ------     ------
                                                      $6,957     $6,224
                                                      ======     ======

5.    Earnings Per Share
                                                           Three Months Ended   Six Months Ended
                                                           ------------------   ----------------
                                                           June 28,  June 27,   June 28, June 27,
                                                             1998     1997       1998     1997
                                                           -------   -------    -------  -------
                                                                      (in thousands)
Shares used to compute basic earnings per share
 (weighted average number of common shares
 outstanding during the period)                             29,011   25,921     28,916   25,811
Incremental common shares attributable to assumed
  exercise of dilutive stock options                         1,424      688      1,521      344
                                                            ------   ------     ------   ------
Shares used to compute diluted earnings per share           30,435   26,609     30,437   26,155
                                                            ======   ======     ======   ======

Antidilutive stock options                                     160    3,396        192    3,611
                                                            ======   ======     ======   ======

6.    Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for- sale securities. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:


                                     Three Months Ended   Six Months Ended
                                     ------------------   ----------------
                                     June 28,   June 27,  June 28, June 27,
                                       1998       1997      1998     1997
                                     -------    -------   -------  -------
                                                (in thousands)

Net income                          $ 1,732    $ 1,223   $25,438   $ 2,330
Other comprehensive income (loss)       (15)        37         1       (46)
                                    -------    -------   -------   -------
Total comprehensive income          $ 1,717    $ 1,260   $25,439   $ 2,284
                                    =======    =======   =======   =======



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

DISCONTINUED OPERATIONS

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

RESULTS OF OPERATIONS

         Revenue. The Company's revenue is derived primarily from sales of its family of commercial network security products. Fees for maintenance and support services are charged separately. Revenue from product sales is recognized upon shipment to the customer. Concurrently, a provision is made for estimated costs to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return or price protection is given. A provision is recorded for any estimated reduction in gross profit due to limited stock rotation privileges. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded.

         The Company's revenue increased by 56% from $11.6 million for the three months ended June 27, 1997 to $18.0 million for the three months ended June 28, 1998, and increased by 62% from $20.9 million for the six months ended June 27, 1997 to $33.9 million for the six months ended June 28, 1998. Approximately 50% of the increased revenue resulted from sales of recently introduced PrivateWire products, with the remainder due to increased shipments of the Company's Link Encryption and SecureFrame products. International revenue was 29% and 31% of total revenue for the second quarter of 1997 and 1998, respectively.

         Gross Profit. Gross profit increased by 65% from $8.2 million for the three months ended June 27, 1997 to $13.6 million for the three months ended June 28, 1998, and increased by 75% from $14.7 million for the six months ended June 27, 1997 to $25.8 million for the six months ended June 28, 1998. The increase in dollars was primarily a result of the significant increase in revenue. As a percentage of sales, gross profit was 71% and 75% for the second quarter of 1997 and 1998, respectively, and 70% and 76% for the first half of 1997 and 1998, respectively. The increase in gross margin resulted primarily from the increased percentage of total revenue represented by software and software-intensive products, such as PrivateWire, which generally have higher gross margins than hardware-intensive products. To a lesser degree, the increase in gross margin was due to lower average unit costs for existing products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 11% from $3.6 million for the three months ended June 27, 1997 to $3.2 million for the three months ended June 28, 1998, and decreased 13% from $7.1 million for the first half of 1997 to $6.2 million for the first half of 1998. Gross research and development expenses as a percentage of revenue were 31% and 18% for the second quarter of 1997 and 1998, respectively, and 34% and 18% for the first half of 1997 and 1998 respectively. The decrease in expenses as a percentage of revenue resulted primarily from the Company's increased revenue base. The dollar decrease resulted from reduced contract and other variable expenses related to externally funded development and from cost containment efforts. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. The amounts recognized under non-recurring engineering contracts totaled $0.6 million and $0.4 million for the second quarter of 1997 and 1998, respectively, and $1.1 million and $0.4 million for the first half of 1997 and 1998, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 58% from $3.9 million for the three months ended June 27, 1997 to $6.2 million for the three months ended June 28, 1998, and increased 75% from $6.7 million for the six months ended June 27, 1997 to $11.8 million for the six months ended June 28, 1998. Selling and marketing expenses as a percentage of revenue were 34% for the second quarter of both 1997 and 1998, and 32% and 35% for the first half of 1997 and 1998, respectively. Sales and marketing expenses increased from the second quarter and first half of 1997 primarily to support the launch of new or enhanced products, as well as due to continued expansion of the Company's direct sales operations, product line management, marketing development and international operations. Additionally, sales and marketing expenses increased due to integration expenses resulting from the acquisition of Algorithmic Research ("ARL") in September 1997.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 14% from $2.1 million for the three months ended June 27, 1997 to $1.8 million for the three months ended June 28, 1998, and decreased 20% from $4.0 million for the six months ended June 27, 1997 to $3.2 million for the six months ended June 28, 1998. General and administrative expenses as a percentage of revenue were 18% and 10% for the second quarter of 1997 and 1998, respectively, and 19% and 10% for the fist half of 1997 and 1998, respectively. The dollar decrease from the second quarter and first half of 1997 was primarily due to decreases in consulting expenses, recruiting and relocation expenses related to senior management transition and legal fees.

         Other Income. Other income consists primarily of interest income. Interest income, net, decreased from $0.9 million for the second quarter of 1997 to $0.7 million for the second quarter of 1998, and decreased from $1.8 million for the first half of 1997 to $0.8 million for the first half of 1998. The decrease is principally due to the decrease in average cash and cash equivalents resulting from investing activities and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         At June 28, 1998, the Company had cash and cash equivalents of $46.1 million, working capital of $75.1 million and minimal long-term obligations. For the six months ended June 28, 1998, the Company recorded net income of $25.4 million, largely due to the gain on sale of Wireless. Net cash used in continuing operating activities for the first half of 1998 of $10.7 million consisted primarily of increases in accounts receivable resulting from increased foreign sales into new areas and to more liberal payment terms.

         Cash provided by investing activities for the six months ended June 28, 1998 was $39.2 million, of which $46.0 million was attributed to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $1.6 million, long-term loans to employees of $2.2 million, and a $3.0 million investment in the preferred stock of Syndata Technologies, Inc.

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

Pending Litigation

See Part II, Item 1. "Legal Proceedings."

Dependence on Key Personnel

         On November 13, 1996, the Company  announced the appointment of Fernand
B. Sarrat as President and Chief Executive Officer, and during 1997 the Company hired a number of executives to senior management positions within the Company. The Company's future success will depend on the abilities of Mr. Sarrat and the contributions by its executive officers, key management and technical personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

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

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the PrivateWire and PrivaCy Manager products, portions of which are under development, and Link Encryptors NRZ, SecureFrame and PrivateWire products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company's competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software
Technologies, Ltd., Network Associates, Inc., SecureComputing Corporation, Security Dynamics Technologies, Inc., Racal-Guardata, Inc., and Information Resource Engineering, Inc. In addition, Northern Telecom Limited, AT&T, Motorola Corporation, and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. A number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by the Company's products, the Company's products may no longer be required by customers to attain network security.

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


Year 2000

         Although the company believes that it has identified all risks of "year 2000 errors" ("YK2 Errors") in its products, and is taking steps to repair, replace or end-of-life all products which contain YK2 Errors, there is a continuing risk that some YK2 Errors will go undetected until after December 31, 1999. The Company intends to attempt to protect itself from liability with appropriate disclaimers in its terms and conditions of sale, by encouraging customers to upgrade their products to those that have proven to be YK2 compliant, and by discouraging continued use of those products known to have YK2 Errors. However, the Company may be met with unanticipated liability for an undiscovered YK2 Error which cannot be limited by any of the foregoing preventive actions, and conceivably could include an allegation of damages which exceeds the terms or the amount of the Company's insurance policies covering product liability.

         The Company is in the process of evaluating and implementing changes, as necessary, to its information systems and accordingly does not anticipate any material YK2 Errors from its own information systems, databases or programs. However, the Company's financial position and results of operations could be adversely impacted by YK2 Errors faced by distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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


Intellectual Property and Other Proprietary Rights

         The Company relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns a number of U.S. patents covering certain aspects of its network security product designs, and has additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United
States. The inability of the Company to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

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

Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

         The Company plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action no. CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiff's claims, including the claims of libel and RICO violations, the Court remanded the action back to the Santa Clara Superior Court. Following the remand, the Company then obtained an order consolidating CV764647 with CV767448 for purposes of discovery and trial. Both matters are currently in the discovery phase, with trial currently scheduled for December 1998. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. The Company believes the terminations were lawful, in the best interest of the Company, and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's results.

         After asserting certain deductions arising under the contract dated March 27, 1998, for the purchase of the Company's Wireless division, P-Com made a partial payment on July 14, 1998, in the amount of $9.4 million on its promissory note dated April 1, 1998. The Company is presently evaluating the merits of P-Com's deductions and, failing an amicable resolution of P-Com's contentions, the matter will proceed to litigation.

Item 2.   Changes in Securities

(c) The Company's Registration Statement Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). In February and March 1996 the Company issued 5,750,000 shares of its common stock to the public at a price of $15 per share. The Company received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended June 28, 1998, the net proceeds have been used as follows (in thousands):


         Purchase and installation of equipment                         $ 8,179
         Acquisition of Algorithmic Research                             45,913
         Acquisition of preferrred stock of Syndata Technologies          3,000
         Repayment of indebtedness                                        1,000
         Working capital                                                 20,772
                                                                        -------
                                                                        $78,864
                                                                        =======


         None of the net proceeds or expenses of issuance and distribution of the securities were, either directly or indirectly, paid to or invested with any related party or shareholder of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held on May 22, 1998.

(b) The following directors were elected at the Meeting:

                                                     For               Withheld
                                                  ----------           --------
    Leo A. Guthart                                22,604,270           101,729
    William J. Perry                              22,603,970           102,029
    James H. Simmons                              22,605,770           100,229
    William W. Harris                             22,605,470           100,529
    Howard L. Morgan                              22,602,470           103,529
    Fernand B. Sarrat                             22,603,770           102,229
    Elwyn Berlekamp                               22,605,330           100,669
    King W.W. Harris                              22,602,370           103,629
    Yossi Tulpan                                  22,607,030            98,969


(c) Other matters voted on at the meeting were the following:

     (i) Approval and ratification of the Cylink Corporation 1994 Flexible Stock Incentive Plan, as amended, (the "Plan") which (i) increases the number of shares of Common Stock reserved for issuance thereunder to 8,050,000, and (ii) provides that as of January 1 of each year the number of Common Shares reserved for issuance under the Plan will be increased, in the discretion of the Board of Directors, by up to 4% of the number of shares outstanding as of December 31 of the immediately preceding year.

                            For                                       14,038,141
                            Against                                      949,686
                            Abstain                                       60,652
                            Broker non-votes                           7,657,520

     (ii) Ratification of the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

                            For                                       22,656,025
                            Against                                       17,335
                            Abstain                                       32,639

Item 5.   Other Information

         Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after March 9, 1999.

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


Date:  August 12, 1998                      CYLINK CORPORATION

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