Form 10-Q
period 1998-09-27
CYLINK CORP /CA/
filed 1999-01-14
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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
 Yes     X        No
       -----          ----

As of January 11, 1999, there were 29,104,567 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)
                                                                   September 27,      December 31,
                                                                      1998               1997
                                                                    ---------          ---------
                                   Assets                                           (restated -Note 1)
Current assets:
   Cash and cash equivalents                                        $  49,241          $  22,977
   Accounts receivable, net of allowances of $457 and $278             13,483             13,914
   Note receivable                                                      3,545               --
   Inventories                                                          9,826              6,224
   Net assets of discontinued operations                                 --               11,299
   Deferred income taxes                                                1,629              1,533
   Other current assets                                                 2,432              2,190
                                                                    ---------          ---------
            Total current assets                                       80,156             58,137

Property and equipment, net                                             5,884              6,003
Acquired technology, goodwill and other intangibles, net                5,979              8,017
Notes receivable from employees                                         5,762              3,473
Other assets                                                              211                925
                                                                    ---------          ---------
                                                                    $  97,992          $  76,555
                                                                    =========          =========
                    Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt          $     156          $     210
   Accounts payable                                                     3,163              2,238
   Accrued liabilities                                                  8,984              6,194
   Accrued liabilities related to discontinued operations               3,634               --
   Income taxes payable                                                  --                1,304
   Deferred revenue                                                     1,378                206
                                                                    ---------          ---------
            Total current liabilities                                  17,315             10,152
                                                                    ---------          ---------

Capital lease obligations and long-term debt                              164                256
                                                                    ---------          ---------

Deferred income taxes                                                      13                 13
                                                                    ---------          ---------
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                        --                 --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      29,090,000 and 28,695,000 shares issued and outstanding             291                287
   Additional paid-in capital                                         122,564            120,092
   Deferred compensation related to stock options                        (188)              (250)
   Cumulative translation adjustment                                      (27)               (63)
   Accumulated deficit                                                (42,140)           (53,932)
                                                                    ---------          ---------
            Total shareholders' equity                                 80,500             66,134
                                                                    ---------          ---------
                                                                    $  97,992          $  76,555
                                                                    =========          =========

           See accompanying notes to Condensed Consolidated Financial Statements.

                                       1


CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)
                                                                   Three Months Ended             Nine Months Ended
                                                               ----------------------------  --------------------------
                                                               September 27,  September 26,  September 27, September 26,
                                                                   1998           1997            1998        1997
                                                               ------------   -------------  ------------- -------------
Revenue                                                         $ 12,130        $ 13,129        $ 32,555    $ 34,065
Cost of revenue                                                    5,924           3,826          12,545      10,021
                                                                --------        --------        --------    --------
Gross profit                                                       6,206           9,303          20,010      24,044
                                                                --------        --------        --------    --------
Operating expenses:
   Research and development, net                                   6,222           3,394          12,037       9,365
   Selling and marketing                                           6,170           4,006          17,950      10,720
   General and administrative                                      2,452           2,268           5,782       6,291
   Amortization of purchased intangibles                             679             133           2,038         133
   Purchased in-process technology                                  --            63,920            --        63,920
                                                                --------        --------        --------    --------
            Total operating expenses                              15,523          73,721          37,807      90,429
                                                                --------        --------        --------    --------

Loss from operations                                              (9,317)        (64,418)        (17,797)    (66,385)

Other income:
   Interest income, net                                              542             663           1,381       2,479
   Royalty and other income (expense), net                            32              76             (83)        402
                                                                --------        --------        --------    --------

Loss from continuing operations before income taxes               (8,743)        (63,679)        (16,499)    (63,504)
Benefit for income taxes                                           3,060            --             5,774        --
                                                                --------        --------        --------    --------
Loss from continuing operations                                   (5,683)        (63,679)        (10,725)    (63,504)
Income (loss) from discontinued operations, net of
   income tax expense (benefit) of $335, $(139) and $1,333,
   as restated (Note 1)                                             --               796            (259)      2,951
Gain on disposal of discontinued operations,
   net of income tax expense of $12,358, as restated (Note 1)       --              --            22,776        --
                                                                --------        --------        --------    --------
Net income (loss)                                               $ (5,683)       $(62,883)       $ 11,792    $(60,553)
                                                                ========        ========        ========    ========

Earnings (loss) per share - basic:
   Continuing operations                                        $  (0.20)       $  (2.40)       $  (0.37)   $  (2.44)
   Discontinued operations, as restated (Note 1)                    --              0.03            0.78        0.12
                                                                --------        --------        --------    --------
   Net income (loss)                                            $  (0.20)       $  (2.37)       $   0.41    $  (2.32)
                                                                ========        ========        ========    ========

Earnings (loss) per share - diluted:
   Continuing operations                                        $  (0.20)       $  (2.40)       $  (0.37)   $  (2.44)
   Discontinued operations, as restated (Note 1)                    --              0.03            0.78        0.12
                                                                --------        --------        --------    --------
   Net income (loss)                                            $  (0.20)       $  (2.37)       $   0.41    $  (2.32)
                                                                ========        ========        ========    ========

Shares used in per share calculation - basic                      29,082          26,514          28,971      26,046
                                                                ========        ========        ========    ========

Shares used in per share calculation - diluted                    29,082          26,514          28,971      26,046
                                                                ========        ========        ========    ========


                       See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                           Nine Months Ended
                                                                                   -------------------------------
                                                                                   September 27,     September 26,
                                                                                       1998               1997
                                                                                   -------------     -------------
Cash flows from operating activities:
   Loss from continuing operations                                                   $(10,725)          $(63,504)
   Adjustments to reconcile loss to net
      cash used in continuing operations:
         Write-off of investment in unaffiliated company                                3,000
         Purchased in-process technology                                                 --               63,920
         Depreciation and amortization                                                  3,695              1,513
         Deferred compensation related to stock options                                    62                 62
         Deferred income taxes                                                            (96)              --
         Changes in assets and liabilities:
            Accounts receivable                                                           431             (4,412)
            Inventories                                                                (3,602)              (287)
            Other assets                                                                  472               (921)
            Accounts payable                                                              925             (1,165)
            Accrued liabilities                                                       (10,971)             1,611
            Deferred revenue                                                            1,172                 (8)
                                                                                     --------           --------
            Net cash used in continuing operations                                    (15,637)            (3,191)
            Net cash used in discontinued operations                                   (7,173)              (762)
                                                                                     --------           --------
               Net cash used in operating activities                                  (22,810)            (3,953)
                                                                                     --------           --------

Cash flows from investing activities:
   Acquisition of property and equipment                                               (2,157)            (2,803)
   Loans to employees in exchange for notes receivable                                 (2,289)            (3,473)
   Purchase of Algorithmic Research, net of cash acquired                                --              (44,350)
   Proceeds from sale of discontinued operations                                       54,879               --
   Acquisition of preferred stock of unaffiliated company                              (3,000)              --
                                                                                     --------           --------
               Net cash provided by (used in) investing activities                     47,433            (50,626)
                                                                                     --------           --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                          1,751                731
   Payment of notes receivable from shareholders                                         --                  301
   Repayment of capital lease obligations and long-term debt                             (146)              (109)
                                                                                     --------           --------
               Net cash provided by financing activities                                1,605                923
                                                                                     --------           --------
Effect of exchange rate changes on cash and cash equivalents                               36               (104)
                                                                                     --------           --------
Net increase (decrease) in cash and cash equivalents                                   26,264            (53,760)
Cash and cash equivalents at beginning of period                                       22,977             78,849
                                                                                     --------           --------
Cash and cash equivalents at end of period                                           $ 49,241           $ 25,089
                                                                                     ========           ========

Supplemental disclosures:
   Cash paid for income taxes                                                        $  8,215           $     31
   Cash paid for interest                                                                  55                 78
   Equity issued and liabilities incurred for
     purchase of Algorithmic Research                                                    --               30,056
   Note Receivable from disposition of Wireless Group, as restated (Note 1)            12,424               --


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

         On November 5, 1998, the Company publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of previously issued first and second quarter 1998 results and that all three quarters of 1998 were expected to show substantial operating losses. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. These restated results were announced in a press release dated December 16, 1998. The Company will file an amended Form 10-K for 1997, and amended Forms 10-Q for the first and second quarters 1998.

2.   Discontinued Operations

         On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for an originally reported $60.5 million ($46.0 million in cash and an unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction related accruals were charged to discontinued operations and reduced the gain on disposal. Pursuant to the restatement referred to in Note 1, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Based on the net assets of Wireless as of March 28, 1998, after restatement, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million. On July 14, 1998, P-Com made a partial payment of $9.7 million on its promissory note and is disputing the remaining balance of the note and certain other amounts the Company believes are receivable from P-Com. See Part II, Item 1 "Legal Proceedings." Wireless revenues were $7.4 million and $20.9 million in the third quarter and first nine months of 1997, respectively, and were $4.0 million in 1998 through the date of disposal.

3.   Notes Receivable From Employees

         Pursuant to their employment agreements and related promissory notes, through September 27, 1998, the Company had loaned certain employees $5.8 million towards the purchase of their principal residences. Of this amount, $5.2 million was receivable from officers or former officers of the Company. The notes are generally interest free and are secured by deeds of trust on the related residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence. Subsequent to September 27, 1998, certain loan agreements were amended and the Company applied certain accrued compensation amounts against $1.6 million of the outstanding loan balance. Maturity dates for the remaining notes receivable, all of which are due from current or former officers of the Company, are as follows: $1.0 million in 1999, $1.0 million in 2002, $1.4 million in 2003, and $0.8 million thereafter.

4.   Inventories
                                                 September 27,   December 31,
                                                    1998            1997
                                                  -------         -------
                                                       (in thousands)
         Raw materials                            $ 3,115         $ 2,191
         Work in process and subassemblies          2,213           1,858
         Finished goods                             4,498           2,175
                                                  -------         -------
                                                  $ 9,826         $ 6,224
                                                  =======         =======



5.   Earnings Per Share
                                                            Three Months Ended             Nine Months Ended
                                                        ---------------------------   ---------------------------
                                                        September 27, September 26,   September 27, September 26,
                                                            1998           1997           1998           1997
                                                        ------------- -------------   ------------- -------------
                                                                             (in thousands)
Shares used to compute basic earnings per share
  (weighted average number of common shares
  outstanding during the period)                          29,082         26,514         28,971         26,046
Incremental common shares attributable to assumed
  exercise of dilutive stock options                         -              -              -              -
                                                          ------         ------         ------         ------
Shares used to compute diluted earnings per share         29,082         26,514         28,971         26,046
                                                          ======         ======         ======         ======

Antidilutive stock options                                 5,735          5,325          4,321          4,077
                                                          ======         ======         ======         ======

         All options to purchase common stock have been excluded from the computation of diluted earnings per share as their effect is antidilutive on the loss from continuing operations.

         On December 11 and 14, 1998, the Company  canceled  options to purchase
     2.6 million shares of common stock with exercise prices ranging from $4.19 to $23.50 previously granted to employees and certain current officers, and reissued all such options at $4.25 to $4.63, the fair market value of the stock on the dates of reissuance. The reissued options have a six-year term and vest over three years from the date of issuance.

6.   Recent Accounting Pronouncements

         Effective  January 1, 1998, the Company adopted  Statement of Financial
     Accounting  Standards  No.  130,  "Reporting  Comprehensive  Income."  This
     Statement establishes standards for reporting  comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets)  during a period from  nonowner sources.  Examples of items to be included in comprehensive  income,  which
     are  excluded  from  net  income,   include  foreign  currency  translation
     adjustments  and  unrealized  gain/loss on  available-for-sale  securities.
     Annual  financial  statements  for prior periods will be  reclassified,  as required. The Company's total comprehensive income was as follows:

                                              Three Months Ended            Nine Months Ended
                                        ----------------------------  ----------------------------
                                        September 27,  September 26,  September 27,  September 26,
                                           1998           1997           1998           1997
                                        -------------  -------------  -------------  -------------
                                                             (in thousands)
   Net income (loss)                     $ (5,683)      $ (62,883)      $ 11,792      $ (60,553)
   Other comprehensive income (loss)           35             (58)            36           (104)
                                         --------       ---------       --------      ---------
   Total comprehensive income (loss)     $ (5,648)      $ (62,941)      $ 11,828      $ (60,657)
                                         ========       =========       ========      =========

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of adopting this new standard. The disclosures prescribed by FAS 131 are effective for 1998, and are not required for interim periods. The Company does not expect this pronouncement to have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and include statements regarding Cylink's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the sufficiency of the Company's existing liquidity and capital resources, the Company's expectation that it will introduce a number of new products in 1998 and 1999 and continue to make a significant investment in engineering, research and development, its intention to expand its foreign sales channels and enter additional international markets, and the Company's intention to protect itself from liability arising out of "year 2000 errors." All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in "Risk Factors That May Affect Future Results" and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to the Shareholders.

RECENT EVENTS

         As publicly announced on November 5, 1998, the Company and its independent accountants, together with legal counsel, on that date initiated a review of the Company's revenue recognition practices. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies in various prior periods. The Company also announced that all three quarters of 1998 were expected to show substantial losses from continuing operations. On December 16, 1998, the Company released restated financial results for the fourth quarter and year ended December 31, 1997 and first and second quarters of 1998 which resulted in the Company recognizing substantial losses from continuing operations in the 1998 periods. Additionally, a substantial loss from continuing operations is expected for the fourth quarter of 1998 and the year ended December 31, 1998.

DISCONTINUED OPERATIONS

         Pursuant to an asset purchase agreement dated March 27, 1998, the Company sold its Wireless business for approximately $46.0 million in cash and a $12.4 million unsecured note receivable due 100 days after closing, subject to closing adjustments. The sale resulted in an after tax gain of approximately $22.8 million. See Note 2 of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 "Legal Proceedings." Except where noted, the following comments are associated with the continuing network security business.

BUSINESS ACQUISITION

         On September 8, 1997, the Company acquired Algorithmic Research, Ltd. ("ARL"), an Israeli company. ARL is an information security company providing remote access network security products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. ARL also provides security products to broadcast networks. The total acquisition price of approximately $76.3 million was funded from a combination of the Company's existing working capital, newly issued common stock and options to purchase common stock. Approximately $63.9 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 26, 1997. The amortization of capitalized intangibles amounting to approximately $.7 million per quarter subsequent to the third quarter of 1997 and the charge resulting from in-process technology are not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of ARL are included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

         Revenue. The Company's revenue is derived primarily from sales of its family of commercial network security products. Fees for maintenance and support services are charged separately. Revenue from product sales is recognized upon shipment to the customer. Concurrently, a provision is made for estimated costs to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment when no right of return or price protection is given. A provision is recorded for any estimated reduction in gross profit due to limited stock rotation privileges. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded. In connection with the Company's recent restatement of financial results, the Company undertook a review of its revenue recognition practices to ensure that they are in accordance with the policies described above. See "Recent Events" above.

         The Company's revenue decreased by 8% from $13.1 million for the three months ended September 26, 1997 to $12.1 million for the three months ended September 27, 1998, and decreased by 4% from $34.1 million for the nine months ended September 26, 1997 to $32.6 million for the nine months ended September 27, 1998. The decrease is attributable to decreases in both the average selling prices and unit shipments of existing products.

         Gross Profit. Gross profit decreased by 33% from $9.3 million for the three months ended September 26, 1997 to $6.2 million for the three months ended September 27, 1998, and decreased by 17% from $24.0 million for the nine months ended September 26, 1997 to $20.0 million for the nine months ended September 27, 1998. As a percentage of revenue, gross profit was 71% and 51% for the third quarter of 1997 and 1998, respectively, and 71% and 61% for the first nine months of 1997 and 1998, respectively. The decrease in gross margin for the third quarter and first nine months of 1998 compared with the corresponding periods in 1997 was primarily due to an increased percentage of revenues from lower margin products, particularly those products that are provided by OEM suppliers, and to an overall decrease in average selling prices for other product lines. Additionally, in the third quarter of 1998, the Company recorded a charge to cost of revenue of approximately $1.1 million primarily related to excess and obsolete inventory and to the write off of certain prepaid royalties.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Research and development expenses for the third quarter of 1998 included a one-time charge of $3.0 million related to the write off of an investment in an unaffiliated company. Excluding this one-time charge, gross research and development expenses increased 12% from $3.4 million for the three months ended September 26, 1997 to $3.8 million for the three months ended September 27, 1998, and decreased 4% from $10.5 million for the nine months ended September 26, 1997 to $10.0 million for the nine months ended September 27, 1998. Excluding the one-time charge, gross research and development expenses as a percentage of revenue were 26% and 31% for the third quarter of 1997 and 1998, respectively, and were 31% for the first nine months of both 1997 and 1998 respectively. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. The amounts recognized under non-recurring engineering contracts totaled $0.6 million for the third quarter of 1998, and $1.1 million and $1.0 million for the first nine months of 1997 and 1998, respectively. No engineering funding was recognized during the third quarter of 1997.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 54% from $4.0 million for the three months ended September 26, 1997 to $6.2 million for the three months ended September 27, 1998, and increased 67% from $10.7 million for the nine months ended September 26, 1997 to $18.0 million for the nine months ended September 27, 1998. Selling and marketing expenses as a percentage of revenue were 31% and 51% for the third quarter of 1997 and 1998, respectively, and 31% and 55% for the first nine months of 1997 and 1998, respectively. Selling and marketing expenses increased from the third quarter and first nine months of 1997 primarily to support the launch of new or enhanced products, as well as due to continued expansion of the Company's direct field operations, product line management, marketing development and international operations. Additionally, sales and marketing expenses increased due to integration expenses resulting from the acquisition of ARL in September 1997.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses increased 8% from $2.3 million for the three months ended September 26, 1997 to $2.5 million for the three months ended September 27, 1998, and decreased 8% from $6.3 million for the nine months ended September 26, 1997 to $5.8 million for the nine months ended September 27, 1998. General and administrative expenses as a percentage of revenue were 17% and 20% for the third quarter of 1997 and 1998, respectively, and were 18% for the first nine months of both 1997 and 1998, respectively.

         As a result of the aforementioned restatement of financial results, during the fourth quarter of 1998 the Company has incurred substantial fees for professional services. Additionally, the Company has reached severance agreements with several former officers. Total fourth quarter pretax charges related to these matters may approach $4 million.

         Other Income. Other income consists primarily of interest income. Interest income, net, decreased from $0.7 million for the third quarter of 1997 to $0.5 million for the third quarter of 1998, and decreased from $2.5 million for the first nine months of 1997 to $1.4 million for the comparable period in 1998. The decrease was principally due to the decrease in average cash and cash equivalents resulting from cash used in investing activities and for working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         At September 27, 1998, the Company had cash and cash equivalents of $49.2 million, working capital of $62.8 million and minimal long-term obligations. For the nine months ended September 27, 1998, the Company recorded net income of $11.8 million, largely due to the $22.8 million net gain on the sale of Wireless. Net cash used in continuing operating activities for the nine months of 1998 of $15.6 million resulted primarily from losses from continuing operations, increased inventories and estimated income tax payments related to the gain on sale of Wireless.

         Cash provided by investing activities for the nine months ended September 27, 1998 was $47.4 million, of which $54.9 million was attributable to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $2.2 million, long-term loans to employees of $2.3 million, and a $3.0 million investment in the preferred stock in an unaffiliated company.

         See Part II, Item 1 "Legal Proceedings." The Company believes it has meritorious defenses to these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, the Company's business, financial condition and results of operations could be materially adversely affected.

         See comments regarding year 2000 readiness under "Risk Factors That May Affect Future Results."

         The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through 1999. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain.

         The Company incurred substantial losses from continuing operations in 1994, 1995, 1996, 1997 and the first nine months of 1998. There can be no assurances that the Company will increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future. The Company has historically experienced significant fluctuations in its operating results on an annual and a quarterly basis and could experience such fluctuations in the future. The Company's operating results have been and continue to be affected by a number of factors, many of which are outside of the Company's control, including: the timing of the introduction of new or enhanced products by the Company or its competitors; market acceptance of new products of the Company, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty related to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through the Company's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. The Company introduced a number of new products in 1998 and expects to introduce a number of new products in 1999. The failure of such new products to achieve market acceptance at the time anticipated by the Company, or at all, would materially and adversely affect the Company's financial condition and results of operations.

Pending Litigation

         The Company's business, results of operations and financial condition could be adversely impacted by any of a number of pending or threatened litigation matters. See Part II, Item 1. "Legal Proceedings."

Dependence on Key Personnel

         On November 4, 1998, the Company accepted the resignation of Mr. Fernand B. Sarrat as a Director, President and Chief Executive Officer, along with the resignation of Mr. John Daws, Chief Financial Officer, and Mr. Tom Butler, Vice President of Sales. On November 4, Mr. William C. Crowell, formerly Vice President of Product Strategy, was promoted to President and Chief Executive Officer, and on November 16, Mr. Roger A. Barnes became the Company's Chief Financial Officer. The Company's future success will depend on the abilities of Mr. Crowell and the contributions by its other executive officers, key management and technical personnel. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results. Retention and attraction of such qualified personnel may become even more difficult for the Company following the Company's recent restatement of its financial statements and recently determined losses.

Lengthy Sales Cycle

         Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has in times in the past, the Company's financial condition and results of operations would be materially and adversely affected. In addition, the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period, as they did during the first nine months of 1998. As a result, on September 14, 1998, the Company announced that its earnings for the third quarter of 1998 would be below consensus estimates. It is possible that in the future the Company's operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence on Recently Introduced and New Information Security Products

         The Company's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the PrivateWire and PrivaCy Manager products, portions of which are under development, and Link Encryptors NRZ, SecureFrame and PrivateWire products, which were recently introduced. To date, the Company has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. No assurance can be given that any of such products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance. The failure by the Company's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause the Company to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         Competition is intense among providers of network security systems, and the Company expects such competition to increase in the future. Significant competitive factors in these markets include the development of new products and features, product quality and performance, the quality and experience of sales, marketing and service organizations, product price, name recognition and perception of Company stability and long term viability. Many of these factors are beyond the Company's control. In addition, some factors, such as the perception of the Company's stability and viability over the long term may have been adversely affected by the recent restatement of the Company's financials, which could materially adversely impact the Company's ability to compete.

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

         Certicom Corporation and RSA Data Security, Inc., a subsidiary of Security Dynamics ("RSA DSI"), license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used by the Company in most of its products. Although Cylink has a license to use all of the public key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different from those currently used by the Company, to the exclusion of the Company's methods, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's financial condition and results of operations.

         Many of the Company's competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers than the Company. Competitors with greater financial resources are better able to engage in sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not result in price reductions, loss of market share or otherwise have a material adverse effect on the Company's financial condition and results of operations.

Product Liability Risks

         Customers rely on the Company's network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. Although the Company attempts to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting the Company's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000

         The "Year 2000 Issue" refers generally to the problems that some software, including firmware embedded in the Company's products, may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results

         The Company has developed a Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. The Company continues to respond to customer concerns about prior versions of its products on a case-by-case basis.

         The Company has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products currently offered for sale are "Year 2000 Compliant" as defined below (with the exception of final documentation of compliance for several such products), when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or the Company's products are also Year 2000 Compliant. In some cases, the Company's products require an upgrade provided by the Company either as a complete substitute or as a kit sold with the product in order to be Year 2000 Compliant.

         The Company has defined "Year 2000 Compliant" as the ability to: (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration; (iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner, such as in certificate based products, or in accordance with the Company's Year 2000 Compliant test plan; and
(iv) recognize year 2000 as a leap year. The Company has not tested its products on all platforms or all versions of operating systems that it currently supports and has advised its customers to verify that their platforms and operating systems support the transition to the year 2000.

         The Company has not specifically tested software obtained from third parties (license software, shareware, and freeware) that is incorporated into its products, but the Company's test plan was designed to reveal Year 2000 deficiencies with third party software incorporated in the Company's products.

         Despite testing by the Company and current and potential customers, and any assurances from developers of products incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions. Also, certain prior versions of the Company's product are not fully Year 2000 Compliant, and the Company is working to address these issues by offering upgrades to compliant versions. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results, or financial condition.

         Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

         The Company has initiated a review of its material internal information systems (including the third-party software for its management information systems, networks and desktop applications, and its hardware telecommunications technology). The Company expects to complete that review by mid 1999. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is purchasing upgrades for versions which have been certified by their vendors as compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal information systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its information systems.

         The Company does not currently have any information concerning the Year 2000 compliance status of its customers. If the Company's current or future customers suspend investments in securing their existing networks while they achieve Year 2000 compliance, or if they divert technology expenditures (especially technology expenditures that are reserved for enterprise security products) to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

         The Company has funded its Year 2000 plan from operating cash. While the Company does not expect such costs to be material, the Company will incur additional amounts related to the Year 2000 plan for administrative personnel to manage the Company's readiness plans, technical support for its product engineering and customer satisfaction. The Company may experience material problems and costs with Year 2000 compliance that could adversely affect the Company's business, results of operations, and financial condition.

         The Company has not developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Management of Growth And Reduction In Employees

         The Company has recently and may continue to experience substantial fluctuations in the number of employees and the scope of its operations in the network security business, resulting in increased responsibilities for management. To manage its business effectively, the Company will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. The Company has experienced delays in filling positions for engineering personnel and the
Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel, especially given the recent announcement regarding the restatement of its financial results and associated issues. There can be no assurance that the Company will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's financial condition and results of operations.

         With the sale of its Wireless business, the Company has experienced a significant reduction in employees, including the Company's former Chief Technical Officer, Dr. Jim Omura. The sale of Wireless, the uncertainty created by the Company's recently announced restatements of its financial results, the initiation of highly publicized class actions securities litigation against the Company, and the occasional reductions in specific engineering programs in the network security business, may create a risk of instability within the existing employee population resulting in departures of key employees critical to sustaining growth in the Company's network security business. Furthermore, sudden reductions in the number of the Company's employees places greater demands on the remaining employees which may distract them from fulfilling their responsibilities necessary to accomplishing the Company's financial goals.

         In September 1997, the Company acquired Algorithmic Research, Ltd. ("ARL") and assumed responsibility for management of its worldwide operations of approximately sixty employees. The Company is heavily dependent on ARL's success in continuing to develop marketable technology and products, such as the PrivateWire family, including PrivateSafe and PrivateCard, toolkits and other components. Key factors which will determine ARL's success include whether the Company can integrate ARL's management, employee culture and organizational practices into the Company, whether the Company can adequately fund ARL's development objectives, whether the Company can provide accurate information for ARL to focus its technology on significant market opportunities, and whether the Company can predict the most attractive features and functions for ARL's products. The Company's success in realizing the anticipated return from its investment in ARL also will be determined by the Company's ability to position and introduce ARL's products into the Company's markets and channels, and the Company's ability to provide adequate sales and customer support for ARL's products. To date, the Company's efforts to market ARL's products through the Company's direct sales channel have not met the Company's expectations due to differences between the sales expertise required for selling the ARL products and that required for the Company's other products. Consequently, the Company has recently reorganized the management of ARL to strengthen ARL's responsibility for marketing and sales of its products. In addition, ARL's improvements and development of new products have been delayed by inadequate coordination between engineering departments located in Sunnyvale, CA and Tel Aviv, Israel. This inadequate coordination to date is due to differing engineering practices concerning development planning and restrictions imposed by U.S. export control laws governing the transfer of cryptographic expertise. The Company and ARL's successful working relationship may be hindered significantly by differences between the two organizations created by time, distance, language and culture. ARL operates from its principal offices in Israel, a country which is vulnerable to disruption due to the sudden outbreak of hostilities with its neighbors and various indigenous factions. Many of ARL's employees have extensive commitments to the country's military organizations which may require a loss of their services on the Company's behalf in times of political instability.

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

Evolving Network Security Market; Market Acceptance Risks

         The market for the Company's network security products is only beginning to emerge. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. The Company's future success will depend in part upon end users' demand for network security products in general, and upon the Company's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. The Company faces continuing challenges to educate customers as to the value of its security products. The Company believes that many potential customers do not appreciate the need for high-end security products unless and until they have faced a major security breach. If the Company is unable to successfully educate potential customers as to the value of, and thereby obtain broad market acceptance for, its products, it will continue to rely primarily on selling new and existing products to its base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of the Company's existing and new products obsolete or unmarketable. To the extent that a specific method other than the Company's is adopted as the standard for implementing network security in any segment of the network security market, sales of the Company's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Competition." There can be no assurance that network security-related products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

         In addition, a portion of the sales of the Company's network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. There can be no assurance that the infrastructure or complementary products necessary to make these networks into viable commercial marketplaces will continue to be developed, or that, once developed, these networks will become viable commercial marketplaces.

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

         Due to U.S. government regulations restricting the export of cryptographic devices and software, including certain of the Company's network security products, the Company is often at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions.

Dependence  on  Component  Availability,   Subcontractor   Performance  and  Key
Suppliers

         The Company's ability to deliver its products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The
Company obtains certain components and subsystems from single, or a limited number of, sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action no. CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its former Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiff's claims, including the claims of libel and RICO violations, the Court remanded the action back to the Santa Clara Superior Court. Following mediation efforts in October, 1998, the plaintiff in CV767448 accepted a settlement and dismissed his complaint with prejudice. The remaining plaintiffs subsequently dismissed, with prejudice, all of the outside Directors except the Chairman. On December 4, 1998, and December 18, 1998 the Court granted the Company's motions for summary judgement and for dismissal, respectively, of numerous claims in CV764647. Discovery with respect to the remaining claims is continuing, with trial currently scheduled for mid 1999. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. Based on the Court's decisions and discovery in the matter to date, the Company believes the terminations were lawful, and in the best interest of the Company, and intends to continue defending the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's results.

         After asserting certain deductions arising under the contract dated March 27, 1998, for the purchase of the Company's Wireless division, P-Com made a partial payment on July 14, 1998, in the amount of $9.7 million on its promissory note dated April 1, 1998. The Company is presently evaluating the merits of the balance of P-Com's deductions and, failing an amicable resolution of P-Com's contentions, the matter will proceed to litigation. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         On September 3, 1998, P-Com put the Company on notice that certain shipments in the fourth quarter of 1997 and the first quarter of 1998 by the Company's former Wireless division and having an invoice value of approximately $3.7 million had been seized by an agency of the United States Department of the Treasury and that P-Com intends to hold the Company responsible for the consequences of this event. P-Com is currently petitioning for release of the goods. Based on the Company's investigation to date, the Company believes either that the grounds for the seizure are unfounded or that P-Com itself is responsible for this action. The Company has no reason at this time to believe that it is the subject of any official investigation and the Company has been informed that P-Com is presently petitioning for the release of the seized goods. A failure by P-com to obtain release of the shipment due to a violation of law by the Company might adversely affect the amount collected from P-Com on its outstanding obligations under the promissory note, including payment of any relevant fines or penalties.

         On September 14, 1998, the Company announced that its earnings for the third quarter would be below consensus estimates. On November 5, 1998, the Company announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and the Company announced that its first and second quarter earnings would have to be restated and that it would have operating losses for each of the three quarters for the period ending September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. The Company will file an amended Form 10-K for 1997, and amended Forms 10-Q for the first and second quarters 1998. Between November 6 and November 25, 1998, several securities class action complaints were filed against the Company and certain of its current and former directors and officers in federal courts in California and New Jersey. These complaints allege, among other things, that the Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused the Company's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

         The Company believes it has meritorious defenses to these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, the Company's business, financial condition and results of operations could be materially adversely affected.

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


Date:  January 14, 1999                       CYLINK CORPORATION

                                              By:   /s/  ROGER A. BARNES
                                                    -------------------------
                                                    Roger A. Barnes
                                                    Vice President of Finance
                                                    and Administration and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial  and
                                                    Accounting Officer)