Form 10-Q/A
period 1998-03-29
CYLINK CORP /CA/
filed 1999-02-11
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                   (restated)

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

As of May 7, 1998, there were 28,984,346 shares of the Registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)


                                                                                           March 29,            December 31,
                                                                                             1998                   1997
                                                                                           ---------              ---------
                                   Assets                                            (restated-see Note 2)    (restated-see Note 2)
Current assets:
   Cash and cash equivalents                                                               $  58,078              $  22,977
   Accounts receivable, net of allowances of $309 and $278                                    12,756                 13,914
   Inventories                                                                                 6,935                  6,224
   Net assets of discontinued operations                                                      12,424                 11,299
   Deferred income taxes                                                                       1,760                  1,533
   Other current assets                                                                        2,323                  2,190
                                                                                           ---------              ---------
            Total current assets                                                              94,276                 58,137

Property and equipment, net                                                                    6,041                  6,003
Acquired technology, goodwill and other intangibles, net                                       7,338                  8,017
Notes receivable from employees                                                                4,318                  3,473
Other assets                                                                                   3,989                    925
                                                                                           ---------              ---------
                                                                                           $ 115,962              $  76,555
                                                                                           =========              =========
                    Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt                                 $     196              $     210
   Accounts payable                                                                            2,936                  2,238
   Accrued liabilities                                                                         6,505                  6,194
   Accrued liabilities related to discontinued operations                                      6,773                   --
   Income taxes payable                                                                       11,361                  1,304
   Deferred revenue                                                                            1,165                    206
                                                                                           ---------              ---------
            Total current liabilities                                                         28,936                 10,152
                                                                                           ---------              ---------

Capital lease obligations and long-term debt                                                     215                    256
                                                                                           ---------              ---------

Deferred income taxes                                                                             13                     13
                                                                                           ---------              ---------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                               --                     --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      28,887,000 and 28,695,000 shares issued and outstanding                                    289                    287
   Additional paid-in capital                                                                121,575                120,092
   Deferred compensation related to stock options                                               (229)                  (250)
   Cumulative translation adjustment                                                             (47)                   (63)
   Accumulated deficit                                                                       (34,790)               (53,932)
                                                                                           ---------              ---------
            Total shareholders' equity                                                        86,798                 66,134
                                                                                           ---------              ---------
                                                                                           $ 115,962              $  76,555
                                                                                           =========              =========


                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)


                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                March 29,               March 28,
                                                                                  1998                    1997
                                                                                 --------               --------
                                                                          (restated-see Note 2)
Revenue                                                                          $  8,062               $  9,352
Cost of revenue                                                                     2,631                  2,810
                                                                                 --------               --------
Gross profit                                                                        5,431                  6,542
                                                                                 --------               --------

Operating expenses:
   Research and development, net                                                    3,045                  3,018
   Selling and marketing                                                            5,573                  2,782
   General and administrative                                                       1,478                  1,900
   Amortization of purchased intangibles                                              679                   --
                                                                                 --------               --------
            Total operating expenses                                               10,775                  7,700
                                                                                 --------               --------

Loss from operations                                                               (5,344)                (1,158)

Other income:
   Interest income, net                                                               167                    942
   Royalty and other income (expense), net                                            (15)                   131
                                                                                 --------               --------

Loss from continuing operations before income taxes                                (5,192)                   (85)
Benefit for income taxes                                                           (1,817)                  --
                                                                                 --------               --------
Loss from continuing operations                                                    (3,375)                   (85)
Income (loss) from discontinued operations,
   net of income tax expense (benefit) of $(139) and $474                            (259)                 1,192
Gain on disposal of discontinued operations,
   net of income tax expense of $12,358                                            22,776                   --
                                                                                 --------               --------
Net income                                                                       $ 19,142               $  1,107
                                                                                 ========               ========

Earnings (loss) per share - basic:
   Continuing operations                                                         $  (0.12)              $   --
   Discontinued operations                                                           0.78                   0.04
                                                                                 --------               --------
   Net income                                                                    $   0.66               $   0.04
                                                                                 ========               ========

Earnings (loss) per share - diluted:
   Continuing operations                                                         $  (0.12)              $   --
   Discontinued operations                                                           0.78                   0.04
                                                                                 --------               --------
   Net income                                                                    $   0.66               $   0.04
                                                                                 ========               ========

Shares used in per share calculation - basic                                       28,820                 25,701
                                                                                 ========               ========

Shares used in per share calculation - diluted                                     28,820                 25,701
                                                                                 ========               ========

                     See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                             Three Months Ended
                                                                                         -----------------------------
                                                                                        March 29,            March 28,
                                                                                          1998                  1997
                                                                                         --------             --------
Cash flows from operating activities:                                             (restated-see Note 2)
   Loss from continuing operations                                                       $ (3,375)            $    (85)
   Adjustments to reconcile loss to net
      cash used in continuing operations:
         Depreciation and amortization                                                        988                  384
         Deferred compensation related to stock options                                        21                   21
         Deferred income taxes                                                               (227)                --
         Changes in assets and liabilities:
            Accounts receivable                                                             1,158                  (58)
            Inventories                                                                      (711)                (513)
            Other assets                                                                     (197)              (1,281)
            Accounts payable                                                                  698                 (434)
            Accrued liabilities                                                               311                  389
            Income taxes payable                                                           (2,450)                --
            Deferred revenue                                                                  959                  (19)
                                                                                         --------             --------
            Net cash used in continuing operations                                         (2,825)              (1,596)
            Net cash provided by (used in) discontinued operations                         (4,243)                 326
                                                                                         --------             --------
               Net cash used in operating activities                                       (7,068)              (1,270)
                                                                                         --------             --------

Cash flows from investing activities:
   Acquisition of property and equipment                                                     (707)              (1,029)
   Loans to employees in exchange for notes receivable                                       (845)              (3,473)
   Proceeds from sale of discontinued operations                                           46,000                 --
   Acquisition of preferred stock of an unaffiliated company                               (3,000)                --
                                                                                         --------             --------
               Net cash provided by (used in) investing activities                         41,448               (4,502)
                                                                                         --------             --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                760                  129
   Payment of notes receivable from shareholders                                             --                    301
   Repayment of capital lease obligations and long-term debt                                  (55)                 (53)
                                                                                         --------             --------
               Net cash provided by financing activities                                      705                  377
                                                                                         --------             --------
Effect of exchange rate changes on cash and cash equivalents                                   16                  (83)
                                                                                         --------             --------
Net increase (decrease) in cash and cash equivalents                                       35,101               (5,478)
Cash and cash equivalents at beginning of period                                           22,977               78,849
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $ 58,078             $ 73,371
                                                                                         ========             ========

Supplemental disclosures:
   Cash paid for income taxes                                                            $     39             $      6
   Cash paid for interest                                                                      15                   21

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

2.       Restatement of Financial Results

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


         This Quarterly Report on Form 10-Q/A amends items 1 and 2 of Part I of the Company's Quarterly Report on Form 10-Q previously filed for the quarterly period ended March 29, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarterly period ended March 29, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. Except as otherwise noted, information contained in this Quarterly Report on Form 10-Q/A is as of March 29, 1998.


     As a result of the restatement, the statements of operations and financial position have been restated as follows:


                                                          Three Months Ended
                                                          March 29, 1998
                                                      -------------------------
                                                   As Originally
                                                      Reported       As Restated
                                                      --------         --------
                                                             (in thousands)
Sales                                                 $ 15,829         $  8,062

Operating expenses                                      10,705           10,775

Income (loss) from
    continuing operations                                1,082           (3,375)

Net income (loss)                                     $ 23,706         $ 19,142
                                                      ========         ========

                                                           Three Months Ended
                                                              March 29, 1998
                                                          ---------------------
                                                        As Originally
                                                          Reported   As Restated
                                                          ---------   ---------
Earnings (loss) per share - diluted
   Continuing operations                                   $ 0.04      $(0.12)
   Discontinued operations                                   0.74        0.78
                                                          ---------   ---------
   Net Income                                              $ 0.78      $ 0.66
                                                          =========   =========


                                                          as of March 29, 1999
                                                          ---------------------

Accumulated Deficit                                       $ (27,258)  $ (34,790)
                                                          =========   =========


         The restatement of results for the fourth quarter of 1997 resulted in a reduction of previously reported amounts at December 31, 1997 for accounts receivable of $1.6 million, net assets of discontinued operations of $1.9 million and income taxes payable of $0.6 million, and a corresponding increase in the previously reported accumlated deficit of $3.0 million, resulting in a restated accumulated deficit of $53.9 million.

3.   Discontinued Operations

         On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for $60.5 million ($46.0 million in cash and unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction related accruals were charged to discontinued operations and offset against the gain on disposal. Pursuant to the restatement referred to in Note 2, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Based on the net assets of Wireless as of March 28, 1998, after restatement, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million (a reduction of $2.1 million in the initial note receivable). Wireless revenues were $6.8 million and $4.5 million in the first quarter of 1997 and 1998, respectively. Net assets of discontinued operations at March 29, 1998, relate primarily to accounts receivable.

4.   Notes Receivable From Employees

         Pursuant to their employment agreements and related promissory notes, during the first quarter of 1997 and 1998 the Company loaned certain employees $3,473,000 and $845,000, respectively, towards the purchase of their principal residences. Of these amounts, $3,688,000 is receivable from officers of the Company. The notes are interest free and are due five years from the dates of the related notes, at which time the notes must be repaid or convert into, and become subject to, the terms of a standard, interest-bearing commercial loan. The notes are secured by deeds of trust on the residences. The loan agreements provide for accelerated payment in the event of termination of employment under certain conditions and, in one instance, under certain circumstances will be forgiven to the extent of any decrease in the value of the related residence. Subsequent to March 29, 1998, the Company loaned officers an additional $1,400,000 towards the purchase of a principle residences under substantially similar terms.

5.   Inventories

                                            March 29,            December 31,
                                              1998                   1997
                                             ------                 ------
                                       (restated-see Note 2)
                                                    (in thousands)
Raw materials                                $3,038                 $2,191
Work in process and subassemblies             2,026                  1,858
Finished goods                                1,871                  2,175
                                             ------                 ------
                                             $6,935                 $6,224
                                             ======                 ======

6.   Earnings (Loss) Per Share


                                                                              Three Months Ended
                                                                           -----------------------------
                                                                          March 29,             March 28,
                                                                            1998                   1997
                                                                           ------                 ------
                                                                    (restated-See Note 2)
                                                                                  (in thousands)
Shares used to compute basic earnings (loss) per share
 (weighted  average number of common shares
  outstanding during the period)                                           28,820                 25,701
Incremental common shares attributable to assumed
  exercise of dilutive stock options                                         --                    --
                                                                           ------                 ------
Shares used to compute diluted earnings (loss) per share                   28,820                 25,701
                                                                           ======                 ======

Antidilutive stock options                                                  4,965                  3,647
                                                                           ======                 ======


7. Comprehensive Income

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


                                                                              Three Months Ended
                                                                           -----------------------------
                                                                          March 29,            March 28,
                                                                            1998                  1997
                                                                          -------               -------
                                                                    (restated-See Note 2)
                                                                                  (in thousands)
Net income                                                                $19,142               $ 1,107
Other comprehensive income (loss)                                              16                   (83)
                                                                          -------               -------
Total comprehensive income                                                $19,158               $ 1,024
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


8.   Recent Accounting Pronouncement

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the sufficiency of the Company's existing liquidity and capital resources, management's belief that resolution of certain litigation described in Part II, Item 1 "Legal Proceedings" will not have a material adverse effect on the Company's financial position and results of operations, the Company's expectation that it will introduce a number of new products in 1998 and continue to make a significant investment in engineering, research and development, its intention to expand its foreign sales channels and enter additional international markets, and the Company's intention to protect itself from liability arising out of "year 2000 errors." All forward-looking statements included in this document are based on information available to the Company as of the date of the original Report on Form 10-Q (May 13, 1998), and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in "Risk Factors That May Affect Future Results" and other sections of this Report on Form 10-Q/A. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 10-Q/A, 8-K, 10-K and Annual Reports to the Shareholders.

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

         The Company's revenue decreased by 14% from $9.4 million for the three months ended March 28, 1997 to $8.1 million for the three months ended March 29, 1998. The decrease is attributable to decreases in both the average selling prices and unit shipments of existing products. International revenue was 41% and 50% of total revenue for the first quarter of 1997 and 1998, respectively.

         Gross Profit. Gross profit decreased by 17% from $6.5 million for the three months ended March 28, 1997 to $5.4 million for the three months ended March 29, 1998. The decrease in dollars was primarily a result of the decrease in revenue. As a percentage of sales, gross profit was 70% and 67% for the first quarter of 1997 and 1998, respectively. The decrease in gross margin resulted primarily from decreased average selling prices.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 17% from $3.6 million for the three months ended March 28, 1997 to $3.0 million for the three months ended March 29, 1998. Gross research and development expenses as a percentage of revenue were 38% for both the first quarters of 1997 and 1998. The dollar decrease resulted from reduced contract and other variable expenses related to externally funded development and to cost containment efforts. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. No engineering funding was recognized during the first quarter of

1998. The amounts recognized under non-recurring engineering contracts totaled $0.6 million for the first quarter of 1997.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 100% from $2.8 million for the three months ended March 28, 1997 to $5.6 million for the three months ended March 29, 1998. Selling and marketing expenses as a percentage of revenue were 30% and 69% for the first quarter of 1997 and 1998, respectively. Sales and marketing expenses increased from the first quarter of 1997 primarily to support the launch of new or enhanced products, as well as due to continued expansion of the Company's direct sales operations, product line management, marketing development and international operations. Additionally, sales and marketing expenses increased due to integration expenses resulting from the acquisition of Algorithmic Research ("ARL") in September 1997.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 22% from $1.9 million for the three months ended March 28, 1997 to $1.5 million for the three months ended March 29, 1998. General and administrative expenses as a percentage of revenue were 20% and 18% for the first quarter of 1997 and 1998, respectively. The dollar decrease from the first quarter of 1997 was primarily due to decreases in consulting expenses, recruiting and relocation expenses related to senior management transition and legal fees.

         Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income and interest expense. Interest income, net, decreased from $0.9 million for the first three months of 1997 to $0.2 million for the first three months of 1998, principally due to the decrease in cash and cash equivalents resulting from investing activities and working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         At March 29, 1998, the Company had cash and cash equivalents of $58.1 million, working capital of $65.3 million and minimal long-term obligations. For the three months ended March 29, 1998, the Company recorded net income of $19.1 million, due to the gain on sale of Wireless. Net cash used in continuing operating activities for the first quarter of 1998 of $2.8 million consisted primarily of the loss from continuing operations and an increase in income taxes payable, offset by a decrease in accounts receivable.

         Cash provided by investing activities for the three months ended March 29, 1998 was $41.4 million, of which $46.0 million was attributed to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $0.7 million, long-term loans to employees of $0.8 million, and a $3.0 million investment in the preferred stock of an unaffiliated company.

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


Date: February 11, 1999                            CYLINK CORPORATION

                                                  By: /s/  ROGER A. BARNES
                                                      --------------------------
                                                      Roger A. Barnes
                                                      Vice President of Finance
                                                      and Administration and
                                                      Chief Financial Officer
                                                      (Duly Authorized Officer
                                                      and Principal Financial
                                                      Officer as of
                                                      November 16, 1998)