Form 10-Q/A
period 1998-06-28
CYLINK CORP /CA/
filed 1999-02-11
CIK 1005230

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
 Yes     X        No
       ----           -----

As of August 10, 1998, there were 29,074,990 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data; unaudited)

                                                                     June 28,               December 31,
                                                                       1998                     1997
                                                                    ---------                ---------
                                   Assets                      (restated-see Note 2)     (restated-see Note 2)
Current assets:
   Cash and cash equivalents                                        $  46,052                $  22,977
   Accounts receivable, net of allowances of $384 and $278             13,990                   13,914
   Note receivable                                                     12,424                     --
   Inventories                                                          8,419                    6,224
   Net assets of discontinued operations                                 --                     11,299
   Deferred income taxes                                                1,640                    1,533
   Other current assets                                                 2,464                    2,190
                                                                    ---------                ---------
            Total current assets                                       84,989                   58,137

Property and equipment, net                                             6,105                    6,003
Acquired technology, goodwill and other intangibles, net                6,659                    8,017
Notes receivable from employees                                         5,703                    3,473
Other assets                                                            3,469                      925
                                                                    ---------                ---------
                                                                    $ 106,925                $  76,555
                                                                    =========                =========
                    Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt          $     194                $     210
   Accounts payable                                                     1,958                    2,238
   Accrued liabilities                                                  8,542                    6,194
   Accrued liabilities related to discontinued operations               3,850                     --
   Income taxes payable                                                 4,604                    1,304
   Deferred revenue                                                     1,581                      206
                                                                    ---------                ---------
            Total current liabilities                                  20,729                   10,152
                                                                    ---------                ---------

Capital lease obligations and long-term debt                              178                      256
                                                                    ---------                ---------

Deferred income taxes                                                      13                       13
                                                                    ---------                ---------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                        --                       --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      29,044,000 and 28,695,000 shares issued and outstanding             290                      287
   Additional paid-in capital                                         122,442                  120,092
   Deferred compensation related to stock options                        (208)                    (250)
   Cumulative translation adjustment                                      (62)                     (63)
   Accumulated deficit                                                (36,457)                 (53,932)
                                                                    ---------                ---------
            Total shareholders' equity                                 86,005                   66,134
                                                                    ---------                ---------
                                                                    $ 106,925                $  76,555
                                                                    =========                =========

                 See accompanying notes to Condensed Consolidated Financial Statements.


CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                 ------------------                ----------------
                                                                June 28,        June 27,        June 28,       June 27,
                                                                 1998            1997            1998            1997
                                                               --------        --------        --------        --------
                                                         (restated-see Note 2)          (restated-see Note 2)
Revenue                                                        $ 12,363        $ 11,584        $ 20,425        $ 20,936
Cost of revenue                                                   3,990           3,385           6,621           6,195
                                                               --------        --------        --------        --------
Gross profit                                                      8,373           8,199          13,804          14,741
                                                               --------        --------        --------        --------

Operating expenses:
   Research and development, net                                  2,770           2,953           5,815           5,971
   Selling and marketing                                          6,207           3,932          11,780           6,714
   General and administrative                                     1,852           2,123           3,330           4,023
   Amortization of purchased intangibles                            680            --             1,359            --
                                                               --------        --------        --------        --------
            Total operating expenses                             11,509           9,008          22,284          16,708
                                                               --------        --------        --------        --------

Loss from operations                                             (3,136)           (809)         (8,480)         (1,967)

Other income:
   Interest income, net                                             687             874             839           1,816
   Royalty and other income (expense), net                         (115)            195            (115)            326
                                                               --------        --------        --------        --------

Income (loss) from continuing operations before income taxes     (2,564)            260          (7,756)            175
Provision (benefit) for income taxes                               (897)           --            (2,714)           --
                                                               --------        --------        --------        --------
Income (loss) from continuing operations                         (1,667)            260          (5,042)            175
Income (loss) from discontinued operations, net of
   income tax expense (benefit) of $524, $(139) and $998           --               963            (259)          2,155
Gain on disposal of discontinued operations,
   net of income tax expense of $12,358                            --              --            22,776            --
                                                               --------        --------        --------        --------
Net income (loss)                                              $ (1,667)       $  1,223        $ 17,475        $  2,330
                                                               ========        ========        ========        ========

Earnings (loss) per share - basic:
   Continuing operations                                       $  (0.06)       $   0.01        $  (0.17)       $   0.01
   Discontinued operations                                         --              0.04            0.77            0.08
                                                               --------        --------        --------        --------
   Net income (loss)                                           $  (0.06)       $   0.05        $   0.60        $   0.09
                                                               ========        ========        ========        ========

Earnings (loss) per share - diluted:
   Continuing operations                                       $  (0.06)       $   0.01        $  (0.17)       $   0.01
   Discontinued operations                                         --              0.04            0.77            0.08
                                                               --------        --------        --------        --------
   Net income (loss)                                           $  (0.06)       $   0.05        $   0.60        $   0.09
                                                               ========        ========        ========        ========

Shares used in per share calculation - basic                     29,011          25,921          28,916          25,811
                                                               ========        ========        ========        ========

Shares used in per share calculation - diluted                   29,011          26,609          28,916          26,155
                                                               ========        ========        ========        ========


                        See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)
                                                                                        Six Months Ended
                                                                                   -------------------------
                                                                                   June 28,         June 27,
                                                                                     1998             1997
                                                                                   --------         --------
Cash flows from operating activities:                                       (Restated-see Note 2)
   Income (loss) from continuing operations                                        $ (5,042)        $    175
   Adjustments  to  reconcile  income  (loss)  to net
      cash  used in  continuing operations:
         Depreciation and amortization                                                2,215              878
         Deferred compensation related to stock options                                  42               42
         Deferred income taxes                                                         (107)            --
         Changes in assets and liabilities:
            Accounts receivable                                                         (76)          (3,147)
            Inventories                                                              (2,195)          (1,016)
            Other assets                                                                182           (1,158)
            Accounts payable                                                           (280)          (1,560)
            Accrued liabilities                                                      (2,588)             407
            Income Taxes Payable                                                     (4,271)            --
            Deferred revenue                                                          1,375             (109)
                                                                                   --------         --------
            Net cash used in continuing operations                                  (10,745)          (5,488)
            Net cash provided by (used in) discontinued operations                   (6,907)             417
                                                                                   --------         --------
               Net cash used in operating activities                                (17,652)          (5,071)
                                                                                   --------         --------

Cash flows from investing activities:
   Acquisition of property and equipment                                             (1,578)          (2,073)
   Loans to employees in exchange for notes receivable                               (2,230)          (3,473)
   Proceeds from sale of discontinued operations                                     46,000             --
   Acquisition of preferred stock of an unaffiliated company                         (3,000)            --
                                                                                   --------         --------
               Net cash provided by (used in) investing activities                   39,192           (5,546)
                                                                                   --------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                        1,628              555
   Payment of notes receivable from shareholders                                       --                301
   Repayment of capital lease obligations and long-term debt                            (94)             (76)
                                                                                   --------         --------
               Net cash provided by financing activities                              1,534              780
                                                                                   --------         --------
Effect of exchange rate changes on cash and cash equivalents                              1              (46)
                                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                                 23,075           (9,883)
Cash and cash equivalents at beginning of period                                     22,977           78,849
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $ 46,052         $ 68,966
                                                                                   ========         ========

Supplemental disclosures:
   Cash paid for income taxes                                                      $  6,054         $     26
   Cash paid for interest                                                                30               44


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

         This Quarterly Report on Form 10-Q/A amends items 1 and 2 of Part I of the Company's Quarterly Report on Form 10-Q previously filed for the quarterly period ended June 28, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarterly period ended June 28, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. Except as otherwise noted, information contained in this Quarterly Report on form 10-Q/A is stated as of June 28, 1998.

     As a result of the restatement, the statements of operations and financial position have been restated as follows:


                               Three Months Ended           Six Months Ended
                           -----------------------      ------------------------
                                 June 28, 1998               June 28, 1998
                                 -------------               -------------
                          As Originally               As Originally
                          -------------               -------------
                           Reported     As Restated     Reported     As Restated
                           --------     -----------     --------     -----------
                                              (in thousands)

Sales                      $ 18,035      $ 12,363       $ 33,864      $ 20,425

Operating expenses           11,479        11,509         22,184        22,284
Income (loss) from
    continuing operations     1,732        (1,667)         2,814        (5,042)

Net income (loss)          $  1,732      $ (1,667)      $ 25,438      $ 17,475
                           ========      ========       ========      ========

                                            Three Months Ended            Six Months Ended
                                        --------------------------     ------------------------
                                              June 28, 1998                June 28, 1998
                                              -------------                -------------
                                       As Originally                As Originally
                                       -------------                -------------
                                         Reported       As Restated    Reported      As Restated
                                         --------       -----------    --------      -----------
Earnings (loss) per share - diluted
   Continuing operations                 $ 0.06          $ (0.06)       $ 0.09         $(0.17)
   Discontinued operations                    -               -           0.75           0.77
                                         =======         ========       =======        ======
   Net income (loss)                     $ 0.06          $ (0.06)       $ 0.84         $ 0.60
                                         =======         ========       =======        ======

                                                                         As of June 28, 1998
                                                                         -------------------

Accumulated deficit                                                   $ (25,526)     $ (36,457)
                                                                      =========      =========

         The restatement of results for the fourth quarter of 1997 resulted in a reduction of previously reported amounts at December 31, 1997 for accounts receivable of $1.6 million, net asset of discontinued operations of $1.9 million and income taxes payable of $0.6 million, and a corresponding increase in the previously reported accumulated deficit of $3.0 million, resulting in restated accumlated deficit of $53.9 million.

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

5.   Inventories

                                          June 28,             December 31,
                                           1998                   1997
                                          ------                 ------
                                     (restated-See Note 2)
                                                   (in thousands)

Raw materials                             $2,965                 $2,191
Work in process and subassemblies          2,256                  1,858
Finished goods                             3,198                  2,175
                                          ------                 ------
                                          $8,419                 $6,224
                                          ======                 ======

6.   Earnings (Loss) Per Share
                                                                     Three Months Ended                Six Months Ended
                                                                   -----------------------           -----------------------
                                                                  June 28,         June 27,         June 28,         June 27,
                                                                    1998             1997             1998             1997
                                                                   ------           ------           ------           ------
                                                           (restated-See Note 2)           (restated-See Note 2)
                                                                                        (in thousands)
Shares used to compute basic earnings (loss) per share
  (weighted  average number of common shares
  outstanding during the period)                                   29,011           25,921           28,916           25,811
Incremental common shares attributable to assumed
  exercise of dilutive stock options                                 --                688             --                344
                                                                   ------           ------           ------           ------
Shares used to compute diluted earnings (loss) per share           29,011           26,609           28,916           26,155
                                                                   ======           ======           ======           ======

Antidilutive stock options                                          5,778            3,396            5,778            3,611
                                                                   ======           ======           ======           ======

7.    Comprehensive Income


         Effective  January 1, 1998, the Company adopted  Statement of Financial
     Accounting  Standards  No.  130,  "Reporting  Comprehensive  Income."  This
     Statement establishes standards for reporting  comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets)  during a period from  nonowner sources.  Examples of items to be included in comprehensive  income,  which
     are  excluded  from  net  income,   include  foreign  currency  translation
     adjustments  and  unrealized  gain/loss on  available-for-sale  securities.
     Annual  financial  statements  for prior periods will be  reclassified,  as required. The Company's total comprehensive income (loss) was as follows:

                                                    Three Months Ended                     Six Months Ended
                                              ----------------------------             ---------------------------
                                               June 28,            June 27,            June 28,           June 27,
                                                1998                 1997                1998               1997
                                              -------              -------             -------             -------
                                         (restated-See Note 2)                  (restated-See Note 2)
                                                                          (in thousands)
Net income (loss)                             $(1,667)             $ 1,223             $17,475             $ 2,330
Other comprehensive income (loss)                 (15)                  37                   1                 (46)
                                              -------              -------             -------             -------
Total comprehensive income (loss)             $(1,682)             $ 1,260             $17,476             $ 2,284
                                              =======              =======             =======             =======


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the sufficiency of the Company's existing liquidity and capital resources, management's belief that resolution of certain litigation described in Part II, Item 1 "Legal Proceedings" will not have a material adverse effect on the Company's financial position and results of operations, the Company's expectation that it will introduce a number of new products in 1998 and continue to make a significant investment in engineering, research and development, its intention to expand its foreign sales channels and enter additional international markets, and the Company's intention to protect itself from liability arising out of "year 2000 errors." All forward-looking statements included in this document are based on information available to the Company as of the date of the original Report on Form 10-Q (August 12, 1998), and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in "Risk Factors That May Affect Future Results" and other sections of this Report on Form 10-Q/A. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 10-Q/A, 8-K, 10-K and Annual Reports to the Shareholders.

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

         The Company's revenue increased by 7% from $11.6 million for the three months ended June 27, 1997 to $12.4 million for the three months ended June 28, 1998, and decreased by 2% from $20.9 million for the six months ended June 27, 1997 to $20.4 million for the six months ended June 28, 1998. The revenue increase during the quarter ended June 28, 1998 over the comparable period in the previous year was due to increased shipments of the Company's Link Encryption and SecureFrame products. International revenue was 29% and 37% of total revenue for the second quarter of 1997 and 1998, respectively.

         Gross Profit. Gross profit increased by 2% from $8.2 million for the three months ended June 27, 1997 to $8.4 million for the three months ended June 28, 1998, and decreased by 6% from $14.7 million for the six months ended June 27, 1997 to $13.8 million for the six months ended June 28, 1998. As a percentage of sales, gross profit was 71% and 68% for the second quarter of 1997 and 1998, respectively, and 70% and 68% for the first half of 1997 and 1998, respectively. The decrease in gross margin percentage was due to lower average unit costs for existing products.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 11% from $3.6 million for the three months ended June 27,

1997 to $3.2 million for the three months ended June 28, 1998, and decreased 13% from $7.1 million for the first half of 1997 to $6.2 million for the first half of 1998. Gross research and development expenses as a percentage of revenue were 31% and 26% for the second quarter of 1997 and 1998, respectively, and 34% and 30% for the first half of 1997 and 1998 respectively. The dollar decrease resulted from reduced contract and other variable expenses related to externally funded development and from cost containment efforts. From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. The amounts recognized under non-recurring engineering contracts totaled $0.6 million and $0.4 million for the second quarter of 1997 and 1998, respectively, and $1.1 million and $0.4 million for the first half of 1997 and 1998, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 58% from $3.9 million for the three months ended June 27, 1997 to $6.2 million for the three months ended June 28, 1998, and increased 75% from $6.7 million for the six months ended June 27, 1997 to $11.8 million for the six months ended June 28, 1998. Selling and marketing expenses as a percentage of revenue were 34% and 50%, for the second quarter of 1997 and 1998, respectively, and 32% and 58% for the first half of 1997 and 1998, respectively. Sales and marketing expenses increased from the second quarter and first half of 1997 primarily to support the launch of new or enhanced products, as well as due to continued expansion of the Company's direct sales operations, product line management, marketing development and international operations. Additionally, sales and marketing expenses increased due to integration expenses resulting from the acquisition of Algorithmic Research ("ARL") in September 1997.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 13% from $2.1 million for the three months ended June 27, 1997 to $1.9 million for the three months ended June 28, 1998, and decreased 17% from $4.0 million for the six months ended June 27, 1997 to $3.3 million for the six months ended June 28, 1998. General and administrative expenses as a percentage of revenue were 18% and 15% for the second quarter of 1997 and 1998, respectively, and 19% and 16% for the first half of 1997 and 1998, respectively. The dollar decrease from the second quarter and first half of 1997 was primarily due to decreases in consulting expenses, recruiting and relocation expenses related to senior management transition and legal fees.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 28, 1998, the Company had cash and cash equivalents of $46.1 million, working capital of $64.3 million and minimal long-term obligations. For the six months ended June 28, 1998, the Company recorded net income of $17.5 million, largely due to the gain on sale of Wireless. Net cash used in continuing operating activities for the first half of 1998 of $10.7 million consisted primarily of increases in inventories in anticipation of increased sales and payment of estimated income taxes.

         Cash provided by investing activities for the six months ended June 28, 1998 was $39.2 million, of which $46.0 million was attributed to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $1.6 million, long-term loans to employees of $2.2 million, and a $3.0 million investment in the preferred stock of an unaffiliated company.

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

         After asserting certain deductions arising under the contract dated March 27, 1998, for the sale of purchase of the Company's Wireless division, P-Com made a partial payment on July 14, 1998, in the amount of $9.4 million on its promissory note dated April 1, 1998. The Company is presently evaluating the merits of P-Com's deductions and, failing an amicable resolution of P-Com's contentions, the matter will proceed to litigation.


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




Purchase and installation of equipment                               $  8,179
Acquisition of Algorithmic Research                                    45,913
Acquisition of preferrred stock of an unaffiliated company              3,000
Repayment of indebtedness                                               1,000
Working capital                                                        20,772
                                                                     --------
                                                                     $ 78,864
                                                                     ========



         None of the net proceeds or expenses of issuance and distribution of the securities were, either directly or indirectly, paid to or invested with any related party or shareholder of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held on May 22, 1998.

(b) The following directors were elected at the Meeting:

                                              For                 Withheld
                                              ---                 --------
         Leo A. Guthart                    22,604,270             101,729
         William J. Perry                  22,603,970             102,029
         James H. Simmons                  22,605,770             100,229
         William W. Harris                 22,605,470             100,529
         Howard L. Morgan                  22,602,470             103,529
         Fernand B. Sarrat                 22,603,770             102,229
         Elwyn Berlekamp                   22,605,330             100,669
         King W.W. Harris                  22,602,370             103,629
         Yossi Tulpan                      22,607,030              98,969

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


Date:  February 11, 1999                  CYLINK CORPORATION

                                         By:    /s/  ROGER A. BARNES
                                                ----------------------------
                                                Roger A. Barnes
                                                Vice President of Finance
                                                and Administration and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer
                                                as of November 16, 1998)