Form 10-K
period 1998-12-31
CYLINK CORP /CA/
filed 1999-04-01
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998          Commission File No. 0-27742



                               CYLINK CORPORATION
             (Exact name of registrant as specified in its charter)



       California                                       95-3891600
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 29, 1999, as reported by the Nasdaq National Market, was approximately $127,390,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 29, 1999, there were 29,118,467 shares of the Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 14, 1999, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I


This Report on Form 10-K includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

You should not rely too heavily on these forward looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or Cylink's predictions. For a description of these risks see the reasons described in Item 1 "Business" - "Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in Cylink's Reports on Form 10-Q, 10-Q/A, and 8-K.

All forward-looking statements included in this document are based on information available to Cylink as of the date of this Report on Form 10-K, and Cylink assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.


ITEM 1.  BUSINESS

Cylink develops and delivers trusted solutions for secure transactions and communications over local area networks ("LANs"), wide area networks ("WANs"), public packet switched networks, such as the Internet, and broadcast networks. Cylink's products offer an integrated, flexible solution for transforming any portion of an enterprise's network into a virtual private network ("VPN") by utilizing public key encryption technologies to create and manage an enterprise's security infrastructure, and to provide secure access for local and remote authorized users of its proprietary information and services. Cylink's network security portfolio consists of hardware and software encryption platforms, certificate servers, remote access gateways, network security management systems, toolkits, public key processors, advanced smart cards, smart card operating systems, easily deployed card readers and conditional access technology for broadcast networks.

Cylink was formed in 1983 and commenced operations in 1984. In February and March of 1996, Cylink completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK.

Cylink operates in one industry segment -- secure communications products. Cylink's principal operations outside of the United States comprise research and development in Israel, as well as sales and service offices located in Israel, the United Kingdom and several other countries in Europe and the Far East. See
Note 10 of the Notes to Consolidated Financial Statements for geographic area information.

The following table sets forth Cylink's principal products:

Product                                     Description
-------                                     -----------
PrivaCy Manager                             Unified Java-based Management Platform For Cylink's Global Network and
                                            Enterprise Security Product Families

                                            Global Network Product Family

CED Card                                    Signaling System Encryptor
CIDEC                                       Point to Point Encryptors
Link Encryptor                              Point to Point Encryptors
LSA                                         Remote Access Dial Up Encryptors
Secure ATM                                  ATM Network Encryptors


SecureFrame                                 Frame Relay Packet Encryptor
Secure X-25                                 X-25 Packet Encryptors

                                            Enterprise Security Product Family

CryptoKit                                   Cryptographic Software Development Tools
EPA Card                                    Encryption Processor for Cisco 7700 Series Router
PrivateCard                                 Public Key Smart Card
PrivateSafe                                 Portable Secure PIN Smart Card Reader
PrivateWire                                 Secure TCP/IP Communications, Remote Access
SecureDomain                                Router Domain Packet Encryptor

Cylink and its wholly owned subsidiary, Algorithmic Research Limited ("ARL"), have developed integrated software toolkits which are incorporated in Cylink's network security products. These software libraries implement the Public Key cryptography techniques for Cylink's key management systems, digital signatures and certificates to provide complete, and scaleable enterprise-wide network security solutions.

Cylink also designs application specific integrated circuits ("ASICs") and custom integrated circuits to implement its encryption algorithms and Public Key techniques in order to provide increased performance, security and functionality in its products at reduced cost.

Cylink's network security products are designed to secure existing networks without reducing performance or requiring modifications to customers' existing network hardware or software. This ease of integration is accomplished with a broad range of hardware and software implementations of network interfaces, which enable Cylink's security products to connect to most networks in use today throughout the world.

PrivaCy Manager. PrivaCy Manager consolidates Cylink's security management tools for its CIDEC, Link Encryptor, SecureDomain and SecureFrame products into a single Java-based platform having an integrated Public Key certificate authority to prevent unauthorized devices from masquerading as legitimate devices within the customer's network. With its graphical representation of the network's topology, and its point-and-click interface, the network security structure can be easily visualized, simplifying the tasks of configuring, modifying and managing the network's security. Furthermore, PrivaCy Manager can implement a broad range of security policies for determining access to network security devices. By periodically polling each secure device, PrivaCy Manager maintains an audit trail of network security activities, including administrator operations, user logins, logouts, traps and alarms. PrivaCy Manager remotely configures, monitors and performs firmware downloads.

Global Networks Product Family. Cylink entered the network security market in 1986 to secure communications within wide area networks ("WANs") over private leased lines. The CIDEC and Link Encryptor product families form a complete line of link encryptors that utilize Public Key management techniques to support conventional encryption algorithms, such as the data encryption standard ("DES") and its improved version, known as Triple DES.

Depending on the model, Cylink's Link Encryptors and CIDEC models operate at varying data rates over private and public networks and support most widely used data link protocols. Cylink's original CIDEC line of data encryption products is available in a number of models that range from high speed T1 and T3 data transfer rates (1.54 Mbps and 45 Mbps, respectively) to low speed transfer rates (1200 bits per second to 256 kilobits per second ("kbps")). Cylink believes that its CIDEC-VHS/VHX products are the fastest data link encryptors commercially available in the world today.

To support its customers who deploy their WANs over shared, public networks, Cylink also developed packet encryptors which enable secure transmission of packets of data between two points in X.25 and Frame Relay based networks. Cylink's Secure X-25 offers encryption for public switched packet networks based on X.25 packet transmission technology and supports data rates up to 64 kbps, and up to 512 virtual circuits.

Cylink's SecureFrame products are designed to operate as a dedicated Frame Relay encryptor capable of operations on any public or private Frame Relay-based network. The SecureFrame is designed to support data rates of up to 2.048 Mbps and up to 1,024 user addresses.

The Cylink ATM Encryptor is an OC-3 (or T3/E3) rate security gateway for ATM networks. It creates a virtual trusted network that provides data privacy and access control for connections between trusted ATM local area networks and across public ATM wide area networks.

Enterprise Security Products Family. With the acquisition of ARL, Cylink broadened its remote access solutions to include the PrivateWire family of TCP/IP based software, component libraries, smart card tokens, and easily deployed card readers. The PrivateWire family of components includes a toolkit for integrating all of the PrivateWire products with customers' existing applications.

PrivateWire  provides low cost,  premium  security  services  for  authorization management and remote access, as well as a comprehensive security infrastructure, over TCP/IP communications. Security is provided at the application as well as the communications level. Application-level security allows for digital signing of sensitive transactions, reciprocal authentication is established using Public Key cryptography, and communications are encrypted using one-time session keys. Changes to security policy can be easily configured and defined from local or remote locations by any authorized manager using a standard web browser.

CryptoKit is a platform-independent, software development security kit for integrating ARL's security modules into customers' existing network applications. CryptoKit serves either as a stand alone toolkit for providing cryptographic services, or as a tool to upgrade the customer's network by creating interoperability with Cylink's products, such as PrivateWire.

PrivateCard, developed by ARL, is an advanced, electronic smart card with an on-board Public Key processor. In combination with ARL's other products, PrivateCard serves as a fully functional, secure personal token for authenticated and encrypted transactions.

PrivateSafe is a highly portable secure PIN smart card reader and is simple to install by merely plugging in two cables between the keyboard and the client computer.

The SecureDomain encryption unit is designed to provide packet-based security solutions which enable enterprises to use the Internet as part of their own VPN by creating and controlling access to groups within the network. The SecureDomain product is a hardware device that resides between the router and subnet in a LAN, and supports simultaneous secured TCP/IP and IPX communications among networks and subnets. By securing the payload portion of network traffic, SecureDomain is transparent to the network and user applications. In addition, packet address information is left intact, allowing traffic to flow over any public or private network without compromising network performance.

Cylink's future results of operations will be highly dependent on the successful marketing and customer acceptance of Cylink's latest products, including both PrivaCy Manager and PrivateWire. To date, Cylink has made only modest shipments of such products. These products may require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by Cylink or achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and Cylink may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on Cylink's financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -- Dependence on Recently Introduced and New Network Security Products, and -- Product Liability Risks."

Sales, Marketing and Customer Support

Cylink, including its subsidiary, ARL, markets its products primarily through its direct sales force and, to a lesser extent, through distributors. Cylink's direct sales force operates from Cylink's headquarters in Sunnyvale, California, ARL's offices in Petach Tikva, Israel, and other regional sales offices located in the United States, Europe, and the Far East. Cylink's sales force, engineers and technical personnel must work closely with customers in order to determine system security and network configurations that meet the customers' needs.

International sales are made primarily through Cylink's headquarters in Sunnyvale, CA, five foreign sales offices, and numerous distributors. Cylink does not have long-term contractual relationships with any of its distributors, and, therefore, has no assurance of a continuing relationship within a given market.

To date, the majority of Cylink's customers for its network security products have been Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who rely on Cylink's Global Network Products to encrypt and secure their WANs operating over private leased lines.

Cylink believes that customer support is essential to developing and maintaining good relationships with its customers. Cylink's support personnel are responsible for providing installation, technical training, technical support, on-site support and repair services. Cylink sells end users a number of different levels of support, maintenance and service options, including extended warranties, emergency replacement services, product upgrades and on-site support.

Cylink offers service and support from its headquarters, and from service and support centers in New Jersey, the United Kingdom, Brussels, Israel and Singapore. Telephone support is available twenty-four hours per day, seven days per week, through a toll-free hotline.

Cylink's products developed or manufactured in the United States are subject to the export control laws of the United States and regulations promulgated by the U.S. Department of Commerce. Certain limitations applied by the Commerce Department affect the type and functionality of the products which may be exported. Furthermore, interpretation and compliance with these licensing regulations are clouded by disagreements among various administrative departments of the United States Government concerning their application to Cylink's encryption technology. These disagreements tend to delay and interfere with the predictability of the licensing process for Cylink's products. In addition, these United States export laws prohibit the export of encryption products to a number of hostile countries. Similar export control laws also apply to Cylink's products and technology developed by ARL in Israel, and exported to customers outside of Israel.

Although to date Cylink has been able to secure the necessary export licenses to compete effectively in the international market Cylink may not be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, Cylink's distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, Cylink's distributors have not been denied permission to import Cylink's products. See "Business - Risk Factors That May Affect Future Results -- Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export."

Backlog

Orders for Cylink's products are usually placed by customers on an as-needed basis and Cylink has typically been able to ship products within thirty days after the customer submits a firm purchase order. Cylink's backlog consists of all orders received, regardless of the anticipated shipping date. Because of the possibility of customer changes in delivery schedules or cancellation of orders, Cylink's backlog as of any particular date may not be indicative of sales in any future period. Cylink does not generally maintain long-term contracts with its customers that require customers to purchase Cylink's products. Cylink's backlog for continuing operations as of December 31, 1997 and 1998 were approximately $5.1 million and $3.1 million, respectively. See "Business - Risk Factors That May Affect Future Results -- Lengthy Sales Cycle."

Manufacturing

Cylink's manufacturing operations consist primarily of component procurement, final assembly and test, and quality control of subassemblies and systems. Cylink's stand alone software products are replicated at Cylink's and ARL's facilities. Cylink generally uses domestic independent contractors to manufacture and assemble printed circuit boards. The manufacturing process enables Cylink to configure the hardware and software in combinations to meet a wide variety of customer requirements. Cylink installs its software into the electronically programmable read only memory of its products to maintain quality control and security, and performs "burn-in" procedures and functional tests, as well as comprehensive inspections to ensure the quality and reliability of its products.

Cylink's product designs are proprietary but generally incorporate industry-standard algorithms and hardware components. However, certain semiconductor devices, electronic components and subassemblies are presently purchased from sole source suppliers. Certain other components are presently available or acquired from only a limited number of suppliers.

Cylink's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. Cylink depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. A significant interruption in the delivery of such items could have a material adverse effect on Cylink's results of operations. See "Business - Risk Factors That May Affect Future Results -- Dependence on Component Availability, Subcontractor Performance and Key Suppliers."


Employees

As of December 31, 1998, Cylink had 325 employees, of whom 91 were primarily engaged in research and development, 135 in sales, marketing and related customer support services, 51 in administration and 48 in manufacturing. Of these employees approximately 23 were located in Europe, 73 in Israel, and 9 in Asia. None of Cylink's employees is represented by a collective bargaining agreement with respect to his or her employment by Cylink, nor has Cylink experienced any organized work stoppage. Cylink considers its relations with its existing employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain.

Cylink incurred losses from continuing operations in 1998 and for each of the prior four years. Cylink expects to incur net losses through 1999. Cylink may not increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

Cylink has historically experienced significant fluctuations in its operating results on a quarterly basis and could experience such fluctuations in the future. Cylink's operating results are affected by a number of factors, many of which are outside of Cylink's control, including: the timing of the introduction of new or enhanced products by Cylink or its competitors; market acceptance of new products of Cylink, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty relating to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through Cylink's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. Cylink expects to introduce a number of new products during 1999. The failure of such new products to achieve market acceptance at the time anticipated by Cylink, or at all, would materially and adversely affect Cylink's financial condition and results of operations.


Pending Litigation

See Item 3. "Legal Proceedings."


Dependence on Key Personnel

On November 4, 1998, Cylink accepted the resignation of Mr. Fernand B. Sarrat as a Director, President and Chief Executive Officer, along with the resignation of Mr. John Daws, Chief Financial Officer, and Mr. Tom Butler, Vice President of Sales. On November 4, Mr. William C. Crowell, formerly Vice President of Product Strategy, was promoted to President and Chief Executive Officer, and on November 16, Mr. Roger A. Barnes became Cylink's Chief Financial Officer.

Cylink's future success will depend on the abilities of Mr. Crowell and the contributions by its other executive officers, key management and technical personnel. The loss of the services of one or more of Cylink's executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on Cylink's business and operating results. Retention and attraction of such qualified personnel may become even more difficult for Cylink following Cylink's recent restatement of its financial statements and recently determined losses.

Lengthy Sales Cycle

Sales of Cylink's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with Cylink's products is typically lengthy and subject to a number of significant risks over which Cylink has little or no control. Cylink is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Cylink typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has at times in the past, Cylink's financial condition and results of operations would be materially and adversely affected. In addition, Cylink's operating expenses are based on anticipated revenue levels and a high percentage of Cylink's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. For example, on September 14, 1998, Cylink announced that its earnings for the third quarter of 1998 would be below consensus estimates. It is possible that in the future Cylink's operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to Cylink's business, the price of Cylink's Common Stock would likely be materially adversely affected.


Dependence on Recently Introduced and New Information Security Products

Cylink's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the Link Encryptors, PrivaCy Manager, PrivateWire and SecureFrame products, which were recently introduced. To date, Cylink has made only limited commercial shipments of certain of such products and no commercial shipments of the remainder of such products. Furthermore, Cylink relies on a third party original equipment manufacturer to supply Cylink's ATM Encryptor product, and Cylink is dependent on this supplier to complete successful integration of Cylink's PrivaCy Manager with the ATM Encryptor. These products may require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by Cylink or achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance. The failure by Cylink's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause Cylink to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on Cylink's business, financial condition and results of operations.


Competition

Competition is intense among providers of network security systems, and Cylink expects such competition to increase in the future. Significant competitive factors in these markets include the development of new products and features, product quality and performance, the quality and experience of sales, marketing and service organizations, product price, name recognition and perception of Company stability and long-term viability. Many of these factors are beyond Cylink's control. In addition, some factors, such as the perception of Cylink's stability and viability over the long term may have been adversely affected by the recent restatement of Cylink's 1997 and first and second quarter 1998 financial statements, which could materially adversely impact Cylink's ability to compete.

Cylink's competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., Secure Computing Corporation, Security Dynamics Technologies, Inc., Racal-Guardata, Inc., and Information Resource Engineering, Inc. Cylink's OEM supplier of its ATM Encryptor product also competes with Cylink, both directly and through other channels, for sales of this product. In addition, Northern Telecom Limited, AT&T, Motorola Corporation, and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. A number of significant vendors, including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by Cylink's products, Cylink's products may no longer be required by customers to attain network security.

Certicom Corporation and RSA Data Security, Inc., a subsidiary of Security Dynamics ("RSA DSI"), license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used by Cylink in most of its products. Although Cylink has a license to use all of the public key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different from those currently used by Cylink, to the exclusion of Cylink's methods, sales of Cylink's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on Cylink's financial condition and results of operations.

Many of Cylink's competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers than Cylink. Competitors with greater financial resources are better able to engage in sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on Cylink's financial condition and results of operations. Cylink may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on Cylink's financial condition and results of operations.


Product Liability Risks

Customers rely on Cylink's network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of Cylink's products could result in tort or warranty claims. Although Cylink attempts to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting Cylink's liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on Cylink's business, financial condition and results of operations.

In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or
Cylink's products in particular, regardless of whether such breach is attributable to Cylink's products. This could result in a decline in demand for Cylink's products, which would have a material adverse effect on Cylink's business, financial condition and results of operations.

Year 2000

The "Year 2000 Issue" refers generally to the problems that some software, including firmware embedded in Cylink's products, may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

Cylink has developed a Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. The Company continues to respond to customer concerns about prior versions of its products on a case-by-case basis.

Cylink has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products currently offered for sale are "Year 2000 Compliant" as defined below (with the exception of final documentation of compliance for several such products), when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or Cylink's products are also Year 2000 Compliant. In some cases, Cylink's products require an upgrade provided by Cylink which is either sold as a complete substitute or as a kit sold with the product in order to be Year 2000 Compliant.

Cylink has defined "Year 2000 Compliant" as the ability to: (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration; (iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner, such as in certificate based products, or in accordance with Cylink's Year 2000 Compliant test plan; and (iv) recognize year 2000 as a leap year. Cylink has not tested its products on all platforms or all versions of operating systems that it currently supports and has advised its customers to verify that their platforms and operating systems support the transition to the year 2000.

Cylink has not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into its products, but Cylink's test plan was designed to reveal Year 2000 deficiencies with third party software incorporated in Cylink's products.

Despite testing by Cylink and current and potential customers, and any assurances from developers of products incorporated into Cylink's products, Cylink's products may contain undetected errors or defects associated with Year 2000 date functions. Also, certain prior versions of the Company's products are not fully Year 2000 Compliant, and Cylink is working to address these issues by offering for sale upgrades to compliant versions. Known or unknown errors or defects in Cylink's products could result in delay or loss of revenue, diversion of development resources, damage to Cylink's reputation, or increased service and warranty costs, any of which could materially adversely affect Cylink's business, operating results, or financial condition.

Cylink does not currently have any information concerning the Year 2000 compliance status of its customers. If Cylink's current or future customers suspend investments in securing their existing networks while they achieve Year 2000 compliance, or if they divert technology expenditures (especially technology expenditures that are reserved for enterprise security products) to address Year 2000 compliance problems, Cylink's business, results of operations, or financial condition could be materially adversely affected.

Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because this type of litigation lacks precedent, it is uncertain whether or to what extent Cylink may be affected by it.

Cylink has initiated a review of its mission critical internal information systems (including the third-party software for its management information systems, networks and desktop applications, and its hardware telecommunications technology). Cylink expects to complete that review by mid 1999. To the extent that Cylink is not able to test the technology provided by third-party vendors, Cylink is purchasing upgrades for versions which have been certified by their vendors as compliant. Although Cylink is not currently aware of any material operational issues or costs associated with preparing its internal information systems for the Year 2000, Cylink may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its information systems Cylink has funded its Year 2000 plan from operating cash. While Cylink does not expect such costs to be material, Cylink will incur additional amounts related to the Year 2000 plan for administrative personnel to manage Cylink's readiness plans, technical support for its product engineering and customer satisfaction. Cylink may experience material problems and costs with Year 2000 compliance that could adversely affect Cylink's business, results of operations, and financial condition.

Cylink has not developed a comprehensive contingency plan to address situations that may result if Cylink is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Finally, Cylink is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Were Cylink to experience an unanticipated Year 2000 interruption, business operations could be seriously impaired for an indefinite period of time until remedial efforts could be achieved.

Management of Growth And Reduction In Employees

Cylink has recently and may continue to experience substantial fluctuations in the number of employees and the scope of its operations in the network security business, resulting in increased responsibilities for management. To manage its business effectively, Cylink will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. Cylink has experienced delays in filling positions for engineering personnel and the Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel, especially given the recent announcement regarding the restatement of its financial results and associated issues. There can be no assurance that Cylink will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's financial condition and results of operations.

With the sale of its Wireless Communications Group (the "Wireless Group") in March, 1998, Cylink has experienced a significant reduction in employees, including Cylink's former Chief Technical Officer, Dr. Jim Omura. The sale of its Wireless Group, the uncertainty created by Cylink's recently announced restatements of its financial results, the initiation of highly publicized class actions securities litigation against Cylink, and the occasional reductions in specific engineering programs in the network security business, has created some instability within the existing employee population resulting in departures of certain key employees critical to sustaining growth in Cylink's network security business. Furthermore, sudden reductions in the number of Cylink's employees places greater demands on the remaining employees which may distract them from fulfilling their responsibilities necessary to accomplishing Cylink's financial goals.

In September  1997,  Cylink  acquired  Algorithmic  Research,  Ltd.  ("ARL") and assumed responsibility for management of its worldwide operations which currently consists of approximately seventy-three employees. Cylink is heavily dependent on ARL's success in continuing to develop marketable technology and products, such as the PrivateWire family, including PrivateSafe and PrivateCard, toolkits and other components, as well as Cylink's next generation virtual private network ("VPN") product. Key factors which will determine ARL's success include whether Cylink can integrate ARL's management, employee culture and organizational practices into Cylink, whether Cylink can adequately fund ARL's development objectives, whether Cylink can provide accurate information for ARL to focus its technology on significant market opportunities, and whether Cylink can predict the most attractive features and functions for ARL's products. Cylink's success in realizing the anticipated return from its investment in ARL also will be determined by Cylink's ability to position and introduce ARL's products into Cylink's markets and channels, and Cylink's ability to provide adequate sales and customer support for ARL's products. To date, Cylink's efforts to market ARL's products through Cylink's direct sales channel have not met Cylink's expectations due to differences between the sales expertise required for selling the ARL products and that required for Cylink's other products. Consequently, Cylink has recently reorganized the management of ARL to strengthen ARL's responsibility for marketing and sales of its products. In addition, ARL's improvements and development of new products have been delayed by inadequate coordination between engineering departments located in Sunnyvale, CA and Petach Tikva, Israel. This inadequate coordination to date is due to differing engineering practices concerning development planning and restrictions imposed by U.S. export control laws governing the transfer of cryptographic expertise. Cylink and ARL's successful working relationship may be hindered significantly by differences between the two organizations created by time, distance, language and culture. ARL operates from its principal offices in Israel, a country which is vulnerable to disruption due to the sudden outbreak of hostilities with its neighbors and various indigenous factions. Many of ARL's employees have extensive commitments to the country's military organizations which may require a loss of their services on the Company's behalf in times of political instability.

Intellectual Property and Other Proprietary Rights

Cylink relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. The Company owns a number of U.S. patents covering certain aspects of its network security product designs, and has additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by Cylink will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Cylink or that any of Cylink's pending or future patent applications will be issued with the scope of the claims sought by Cylink, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to Cylink's technology, duplicate Cylink's technology or design around the patents owned by Cylink. Cylink may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which Cylink's products are or may be developed, manufactured or sold may not protect Cylink's products and intellectual property rights to the same extent as the laws of the United States. The inability of Cylink to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, Cylink has received communications from third parties asserting that Cylink's patents, features or content of certain of Cylink's products infringe upon the intellectual property rights held by third parties, and Cylink may receive such communications in the future. There can be no assurance that third parties will not assert claims against Cylink that result in litigation. Any litigation, whether or not determined in favor of Cylink, could result in significant expense to Cylink and could divert management  and  other  resources.  In the  event of an  adverse  ruling  in any litigation involving intellectual property, Cylink might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to Cylink on reasonable terms or at all. In the event of a successful claim against Cylink and Cylink's failure to develop or license a substitute technology on commercially reasonable terms, Cylink's financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect Cylink's financial condition and results of operations.


Evolving Network Security Market; Market Acceptance Risks

The market for Cylink's network security products is only beginning to emerge. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Cylink's future success will depend in part upon end users' demand for network security products in general, and upon Cylink's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Cylink faces continuing challenges to educate customers as to the value of its security products. Cylink believes that many potential customers do not appreciate the need for high-end security products unless and until they have faced a major security breach. If Cylink is unable to successfully educate potential customers as to the value of, and thereby obtain broad market acceptance for, its products, it will continue to rely primarily on selling new and existing products to its base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of Cylink's existing and new products obsolete or unmarketable. To the extent that a specific method other than Cylink's is adopted as the standard for implementing network security in any segment of the network security market, sales of Cylink's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on Cylink's business, financial condition and results of operations. See "Competition." Network security-related products or technologies developed by others may adversely affect Cylink's competitive position or render its products or technologies noncompetitive or obsolete.

In addition, a portion of the sales of Cylink's network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to make these networks into viable commercial marketplaces may not be fully developed, and once developed, these networks may not become viable commercial marketplaces.


Rapid Technological Change

The markets for Cylink's products are characterized by rapidly changing technologies, extensive research and new product introductions. Cylink believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop, manufacture and market new products. As a result, Cylink expects to continue to make a significant investment in engineering, research and development. Cylink may not be able to develop and introduce new products or enhancements to its existing products in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in its target markets. The failure of Cylink to develop products and introduce them successfully and in a timely manner could adversely affect Cylink's competitive position, financial condition and results of operations.


Risks Associated with International Sales; Reliance Upon Local Partners; Restrictions on Export

Cylink plans to continue to expand its foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of Cylink's foreign sales are denominated in U.S. dollars, Cylink's products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

Cylink's ability to compete successfully in foreign countries is dependent in part on Cylink's ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. Cylink does not have long-term relationships with any of its value added resellers and distributors and, therefore, has no assurance of a continuing relationship within a given market.

Due to U.S. and Israeli government regulations restricting the export of cryptographic devices and software, including certain of Cylink's network security products, Cylink is often at a disadvantage in competing for international sales compared to companies located outside the United States and Israel that are not subject to such restrictions.


Dependence  on  Component  Availability,   Subcontractor   Performance  and  Key
Suppliers

Cylink's ability to deliver its products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. Cylink depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. Cylink obtains certain components and subsystems from single, or a limited number of, sources. A significant interruption in the delivery of such items could have a material adverse effect on Cylink's financial condition and results of operations.



ITEM 2.  PROPERTIES

Cylink's headquarters occupy 86,000 square feet in Sunnyvale, California, the lease for which expires in June 1999. During the second quarter of 1996, Cylink signed a five-year lease agreement for approximately 35,000 square feet of office and manufacturing space, also in Sunnyvale. As a result of the acquisition of ARL, Cylink owns, subject to an outstanding mortgage, a 7,500 square foot office building in Petach Tikva, Israel and leases a production facility of 2,000 square feet. Cylink leases facilities for sales offices in New Jersey, Virginia, North Carolina, Belgium, the United Kingdom, Singapore, and Germany. Cylink believes that its current facilities are well maintained and are adequate for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

On March 7, 1997, ten former employees of Cylink filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against Cylink, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action no. CV767448 in the Superior Court of California, County of Santa

Clara, alleging similar claims against the Company and its former Chief Executive Officer. Cylink removed CV764647 to the Federal District Court for the Northern District of California and, after Cylink obtained an order dismissing certain of the plaintiffs' claims, including the claims of libel and RICO violations, the Court remanded the action back to the Santa Clara Superior Court. Following mediation efforts in October, 1998, the plaintiff in CV767448 accepted a settlement and dismissed his complaint with prejudice. The remaining plaintiffs subsequently dismissed, with prejudice, all of the outside Directors except the Chairman. On December 4, 1998, and December 18, 1998 the Court granted Cylink's motions for summary judgement and for dismissal, respectively, of numerous claims in CV764647. Discovery with respect to the remaining claims is continuing, with trial currently scheduled for late 1999. Although Cylink has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. Based on the Court's decisions and discovery in the matter to date, Cylink believes the terminations were lawful, and in the best interest of Cylink, and intends to continue defending the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds Cylink's insurance coverage, if any, could also result in a material adverse effect on Cylink's results of operations, financial condition and cash flows.

After asserting certain deductions arising under a contract dated March 27, 1998, for P-Com's purchase of Cylink's Wireless Group P-Com made a partial payment on July 14, 1998, in the amount of $8.9 million on its promissory note dated April 1, 1998. Cylink is presently discussing with P-Com the basis of its deductions and, failing an amicable resolution of P-Com's contentions, the matter will proceed to litigation. See Note 9 of Notes to Condensed Consolidated Financial Statements.

On September 3, 1998, P-Com put Cylink on notice that certain shipments in the fourth quarter of 1997 and the first quarter of 1998 by the Company's former Wireless Group and having an invoice value of approximately $3.5 million had been seized by an agency of the United States Department of the Treasury and that P-Com intends to hold Cylink responsible for the consequences of this event. P-Com is currently petitioning for release of the goods. Based on Cylink's investigation to date, Cylink believes either that the grounds for the seizure are unfounded or that P-Com itself is responsible for this action. Cylink has no reason at this time to believe that it is the subject of any official investigation and Cylink has been informed that P-Com is presently petitioning for the release of the seized goods. A failure by P-com to obtain release of the shipment due to a violation of law by Cylink might adversely affect the amount collected from P-Com on its outstanding obligations under the promissory note, including payment of any relevant fines or penalties.

On September 14, 1998, Cylink announced that its earnings for the third quarter would be below consensus estimates. On November 5, 1998, Cylink announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and Cylink announced that its first and second quarter earnings would have to be restated and that it would have operating losses for each of the three quarters for the period ended September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. Cylink has filed amended Forms 10-Q for the first and second quarters 1998 and will file an amended Form 10-K for 1997. Between November 6 and November 25, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

Cylink believes it has meritorious defenses to these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of Cylink as of December 31, 1998:

Name                        Age      Position

William P. Crowell           58      Chief Executive Officer and President

Roger A. Barnes              50      Vice President and Chief Financial Officer

Robert B. Fougner            46     Secretary and General Counsel

Sarah L. Engel               55      Vice President, Professional Services

Paul Massie                  44      Vice President, Information Systems

Peter J. Slocum              43      Vice President, Engineering


Mr. Crowell joined Cylink as Vice President, Product Development and Strategy in January 1998. Prior to joining Cylink, Mr. Crowell served as the Deputy Director at the National Security Agency, and has also served as Vice President of the Atlantic Aerospace Electronics Corporation.

Mr. Barnes joined Cylink as Vice President Finance and Chief Financial Officer in November, 1998. Prior to joining Cylink, Mr. Barnes served as Senior Vice President and Chief Financial Officer, for Evolving Systems, Inc. and in various senior executive positions for twenty years, beginning his career with eight years at Peat Marwick, Mitchell & Co.

Ms. Engel joined Cylink in February 1997. Before joining Cylink she was an independent consultant specializing in strategic planning, human resources and organizational development with such clients as Ford Motor Company, The Coca-Cola Company, Exxon Corporation and Harcourt General, Inc., among others.

Mr. Fougner has been Secretary and General Counsel since joining Cylink in December 1989. Prior to joining Cylink, he was a partner in the New York law firm of Hill, Betts & Nash.

Mr. Massie joined Cylink in 1997. Prior to joining Cylink in 1997, Mr. Massie was employed by Bay Networks where he was the director of information systems. He has also served as director of computing for Sun Microsystems, Inc. and as director of computer systems and telecommunications for Sterling Software.

Mr. Slocum joined Cylink in February 1997. From July 1993 to February 1997 he served as Vice President of Engineering for Octel Communications Corporation, a provider of voice messaging systems and services. Mr. Slocum also served as Director of Engineering for Silicon Graphics, Inc., and MIPS Computer Systems, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market under the symbol CYLK since the Company's initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last two years:

                         First        Second            Third           Fourth
                        Quarter       Quarter          Quarter          Quarter
                        -------       -------          -------          -------

Year Ended
December 31, 1998
High                    15 1/16       15 5/8           13 1/16           8 1/16
Low                      9 3/16        8 1/2            5 1/8            3 1/16

Year Ended
December 31, 1997
High                    13 5/8        12 1/4           15 5/16          17 1/2
Low                      8 3/8         7 1/2            8 13/16          8 13/32



As of March 29, 1999, the Company had approximately 126 shareholders of record. The Company has never declared or paid dividends on its capital stock. The Company currently intends to reinvest its earnings in the development of its business and does not intend to pay dividends in the foreseeable future.

The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). In February and March 1996 the Company issued 5,750,000 shares of its common stock to the public at a price of $15 per share. The Company received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended December 31, 1998, the net proceeds have been used as follows (in thousands):

Purchase and installation of equipment                     $  6,601
Acquisition of Algorithmic Research                          45,913
Repayment of indebtedness                                     1,000
Working capital                                              12,673
Temporary investment in money market accounts                12,677
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

                                                                        Year ended December 31,
                                              -------------------------------------------------------------
                                                 1998          1997         1996        1995         1994
                                              ----------   ----------   ---------    ---------    ---------
                                                            (restated)
                                                                (in thousands, except per share amounts)
Revenue                                       $  42,760    $  47,690    $  25,793    $  21,534    $  17,971
Total operating expenses                         54,720      101,673       24,270       18,776       16,553
Loss from continuing operations                 (17,356)     (64,955)      (5,522)      (4,260)      (4,143)
Loss from continuing
   operations per share - basic and diluted       (0.60)       (2.43)       (0.23)       (0.24)       (0.24)



                                                                        Year ended December 31,
                                              -------------------------------------------------------------
                                                 1998          1997         1996        1995         1994
                                              ----------   ----------   ---------    ---------    ---------
                                                            (restated)
                                                                             (in thousands)
Cash, cash equivalents and
  short-term investments                      $  46,575    $  22,977    $  78,849    $   6,098    $   6,626
Working capital                                  60,587       47,985       93,518       12,604       12,042
Total assets                                     94,318       76,555      107,088       22,725       20,663
Long-term obligations                               147          256          241          291         --
Shareholders' equity                          $  75,221    $  66,134    $  97,211    $  14,605    $  14,149


On March 28, 1998, the Company sold its Wireless Communications Group, which has been reported as discontinued operations and, therefore, the above consolidated statements of operations information excludes discontinued operations for all periods presented.

The net loss for 1997 included a charge of approximately $63.9 million ($2.39 per share) for purchased in-process technology resulting from the acquisition of ARL.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESTATEMENT OF RESULTS FOR 1997 AND FIRST AND SECOND QUARTER, 1998

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

DISCONTINUED OPERATIONS

         On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com for $46.0 million in cash and an unsecured note in the amount of $12.4 million due 100 days after closing, subject to closing adjustments. The sale resulted in an after tax gain of approximately $22.8 million. See Notes 3 and 9 of Notes to Consolidated Financial Statements and
Part I, Item 3 "Legal Proceedings."

         As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

RESULTS OF CONTINUING OPERATIONS

         Except where noted, the comments herein are associated with the results of Cylink's continuing operations. The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                           Year ended December 31,
                                               --------------------------------------------
                                                   1998             1997           1996
                                               -------------    ------------    -----------
                                                                   (restated)
 Revenue                                           100.0 %          100.0 %        100.0 %
 Cost of revenue                                    39.5             29.3           37.7
                                               -------------    ------------    -----------
 Gross profit                                       60.5             70.7           62.3

 Operating expenses:
   Research and development, net                    37.0             26.2           31.8
   Selling and marketing                            56.4             33.6           36.7
   General and administrative                       28.2             17.7           25.6
   Amortization of purchased intangibles             6.4              1.7              -
   Purchased in-process technology                     -            134.0              -
                                               -------------    ------------    -----------
      Total operating expenses                     128.0            213.2           94.1
                                               -------------    ------------    -----------
 Loss from operations                              (67.5)          (142.5)         (31.8)

 Other income, net                                   5.5              6.3           10.4
                                               -------------    ------------    -----------
 Loss from continuing operations
      before income taxes                          (62.0)          (136.2)         (21.4)
 Benefit from income taxes                         (21.4)               -              -
                                               -------------    ------------    -----------
 Loss  from continuing operations                  (40.6)%         (136.2)%        (21.4)%
                                               =============    ============    ===========

         Revenue. Revenues decreased 10% from $47.7 million for the year ended December 31, 1997 to $42.8 million for the year ended December 31, 1998. The decreased revenue was primarily due to the disruption caused by the 4th quarter reorganization, which encompassed both executive management as well as the reorganization of the mid-level sales staff, and continued integration of ARL. Overall average selling prices decreased marginally. Information security product revenue for 1997 and 1998 includes $2.9 million and $3.7 million, respectively, attributable to ARL.

The Company's revenue increased 85% from $25.8 million in 1996 to $ 47.7 million in 1997. The increased revenue was primarily due to increased unit sales of the Company's SecureWAN products, including the Company's core link encryption products, and SecureLAN encryption product lines, which are used in public and private linked networks. Overall average-selling prices decreased marginally.

International product revenue was 41%, 43% and 47% of revenue for 1998, 1997 and 1996, respectively.

         Gross Profit. Gross profit decreased 23% from $33.7 million in 1997 to $25.9 million in 1998, and decreased as a percentage of sales from 71% to 61%. The decrease in dollars was a combination of a decrease in revenue, the introduction of OEM products with greatly reduced gross profit margins, and unplanned excess manufacturing capacity. The decrease in gross profit as a percentage of revenue resulted from reduced profit margins from OEM products and manufacturing vaiances generated by excess manufacturing capacity.

Gross profit increased 109% from $16.1 million in 1996 to $ 33.7 million in 1997, and increased as a percentage of sales from 62% to 71%. The increase in dollars was primarily the result of the significant increase in revenue. The increase in gross profit as a percentage of revenue resulted from lower average unit costs and a decrease in expenses for maintenance and support services.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities costs and supplies. Gross research and development expenses decreased 3% from $14.3 million in 1996 to $13.9 million in 1997, and increased 24% from $13.9 million in 1997 to $17.7 million in 1998. The increase in dollars and as a percent of sales for 1998 as compared to 1997 was primarily a result of a one-time expense of $3.0 million, which represents the write-off of a minority investment in an unaffiliated, emerging stage company. The decrease in dollars and as a percent of sales for 1997 as compared to 1996 resulted from reduced contract and other variable expenses related to externally funded research and development and to a substantially increased revenue base.

From time to time, the Company receives engineering funding for development projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expense. Amounts that were recognized under non-recurring engineering contracts totaled $6.1 million, $1.4 million and $1.9 million in 1996, 1997 and 1998, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 68% from $9.5 million in 1996 to $16.0 million in 1997 and 51% from $16.0 million in 1997 to $24.1 million in 1998. The increases were primarily to support the launch of new products as well as the continued expansion of the Company's direct field operations, product line management, market development, channel and distribution development, and international operations.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 27% from $6.6 million in 1996 to $8.4 million in 1997 and 44% to $12.1 million in 1998. The dollar increases are primarily due to increased staffing and professional fees necessary to manage and support the Company's anticipated growth. Though the Company continues to make progress in overall cost controls, the increase as a percentage of revenue in 1998 was primarily due to general and administrative expenses allocated over a smaller revenue base, and one-time charges of approximately $3.6 million incurred in connection with the executive and sales management reorganization in the fourth quarter of 1998.

         Amortization of Purchased Intangibles. On September 8, 1997, the Company acquired ARL, an information security company providing remote access network security products and smart card technology. The amortization of capitalized intangibles was $2.7 million in 1998 and $0.8 million in 1997.

         Purchased In-Process Technology. Approximately $63.9 million of the total purchase price for the acquisition of ARL represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 26, 1997. See further discussion under Note 4 to the Consolidated Financial Statements.


         Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. The Company generated other income of $2.7 million in 1996, $3.0 million in 1997 and $2.3 million in 1998. Other expenses in 1996 include the sale of marketable securities at a loss of $432,000. Interest income, net, decreased from $3.3 million in 1996 to $2.7 million in 1997 due primarily to cash used for the acquisition of ARL. Additionally, in 1997 the Company recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to the Company's joint venture interest in a former partnership with RSA DSI known as Public Key Partners. Management considers the uncertainty regarding ultimate collection of the receivable to have been resolved as a result of the settlement agreement between the Company and RSA DSI in 1997.

         Other income decreased from $3.0 million in 1997 to $2.3 million in 1998. Royalty, and other income, net decreased from $317,000 in 1997 to $66,000 in 1998 due to certain patents held by the Company becoming public domain upon their expiration. Interest income, net decreased from $2.7 million in 1997 to $2.3 million in 1998 due to the decrease in average balances of cash, cash equivalents, and marketable securities after the September 8, 1997 acquisition of ARL. The decrease in interest income would have been more significant, if not for the cash proceeds arising from the March 28th 1998 divestiture of Cylink's Wireless Communications Group to P-Com.

         Benefit from Income Taxes. The Company's effective tax rate for 1998 was approximately 35%. No provision or benefit for income taxes for continuing operations was recorded in 1997 or 1996. Net deferred tax assets of $4.5 million at December 31, 1998, were based on available carryback capacity. See Item I "Business - Risk Factors That May Affect Future Results -- Recent Losses;
Potential   Fluctuations  in  Operating   Results,   Future  Operating   Results
Uncertain."

         Loss from Continuing Operations. The Company had losses from continuing operations of $5.5 million in 1996, $65.0 million in 1997 and $17.4 million in 1998. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products which continued through 1998. In 1998, the Company incurred a net loss due to a decline in revenues versus 1997 levels, continued high levels of research and development expenses related to the Company's strategic research and development projects, amortization related to the acquisition of Algorithmic Research Ltd, employee severance and reorganization charges, and the write-off of its minority investment in an unaffiliated emerging stage company.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents of $46.6 million, working capital of $60.6 million and minimal long-term obligations. The Company has reported net losses from continuing operations each year since 1994. Net cash used by operating activities for the years ended December 31, 1996, 1997 and 1998 was $3.7 million, $4.3 million, and $25.8 million, respectively. Net cash used in operating activities increased significantly in 1998 primarily to fund operating losses from continuing operations. Net cash used in operating activities in 1997 and 1996 was primarily to fund increases in accounts receivable and inventory in order to support increased revenue.

         Net cash provided by investing activities in 1998 was $47.8 million, arising principally from cash proceeds of $54.9 million from the sale of the Wireless Communications Group offset in part by the acquisition of property and equipment of $2.0 million, long-term loans to employees of $2.1 million and an investment of $3.0 million in an emerging stage company. Cash used in investing activities in 1997 was $52.1 million, of which $44.9 million was used for the acquisition of ARL. The Company also made expenditures for property and equipment of $3.8 million and provided long-term loans to employees of $3.5 million. The Company made capital expenditures of $2.8 million in 1996. Expenditures for property and equipment for all periods presented have generally consisted of computer workstations, networking equipment, office furniture and equipment, and leasehold additions and improvements. In 1996, the Company received $2.8 million from the sale of marketable securities acquired in 1994.

         Cash provided by financing activities was $79.7 million, $0.6 million and $1.6 million for the years ended December 31, 1996, 1997 and 1998. For the year ended December 31, 1998, cash provided by financing activities resulted primarily from the proceeds from the issuance of common stock under the Company's stock option plans. In February and March 1996, the Company completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering the Company sold 5,750,000 shares of its Common Stock which generated approximately $80.0 million in cash, net of underwriting discounts, commissions and other offering costs.

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


Year 2000 Compliance

         "Year 2000 Compliance" refers generally to the problems that some software, including firmware embedded in Cylink's products, may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. Cylink has defined "Year 2000 Compliant" as the ability to:
(i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;
(iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner, such as in certificate based products, or in accordance with Cylink's Year 2000 Compliant test plan; and (iv) recognize year 2000 as a leap year.

         Cylink has developed a Year 2000 readiness plan for the current versions of its products. Cylink has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products currently offered for sale are "Year 2000 Compliant." In some cases, Cylink's products require an upgrade provided by Cylink which is either sold as a complete substitute or as a kit sold with the product in order to be Year 2000 Compliant.

         Cylink has initiated a review of its mission critical internal information systems (including the third-party software for its management information systems, networks and desktop applications, and its hardware telecommunications technology). Cylink expects to complete that review by mid 1999. When deficiencies are identified in critical components, Cylink is purchasing new or upgraded versions which have been certified by their vendors as compliant.

         Cylink has funded its Year 2000 plan from operating cash. While Cylink does not expect such costs to be material, Cylink will incur additional amounts related to the Year 2000 plan for administrative personnel to manage Cylink's readiness plans, technical support for its product engineering and customer satisfaction.

         Cylink has not developed a comprehensive contingency plan to address situations that may result if Cylink is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

         Despite testing by Cylink and current and potential customers, and any assurances from developers of products incorporated into Cylink's products or in use in Cylink's business operations, Cylink's products may contain undetected errors or defects associated with Year 2000 date functions. Further, Cylink may be using products in its business operations which are not Year 2000 compliant. An unanticipated Year 2000 interruption could have material adverse financial consequences to the Company or seriously impair business operations for an indefinite period of time.

         For a more comprehensive discussion of Cylink's Year 2000 plans and exposures, see the "Year 2000" topic under Part I, Item 1, "Risk Factors That May Affect Future Results."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of December 31, 1998, the Company held a total of $46.6 million of cash, cash equivalents and short-term investments. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of December 31, 1998, the decline in fair value of the portfolio would not be material.

         The Company transacts substantially all of its revenues and costs in U.S. dollars and its results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, the Company has not used material amounts of derivative financial instruments. As of December 31, 1998, the Company had no fixed rate obligations except for capitalized leases and long-term debt of approximately $267.000. As such, the fair value of the Company's fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule
                                                                                          Page
Financial Statements:                                                                     ----
    Report of Independent Accountants                                                       20
    Consolidated Balance Sheets at December 31, 1998 and 1997                               21
    Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996                                                     22
    Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1998, 1997 and 1996                                                     23
   Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                                     24
   Notes to Consolidated Financial Statements                                               25

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts for the years ended
   December 31, 1998, 1997 and 1996                                                         44

All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.




                        Report of Independent Accountants

        To the Board of Directors and Shareholders of Cylink Corporation

        In our opinion,  the  consolidated  financial  statements  listed in the above index present fairly, in all material respects, the financial position of Cylink Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        As indicated in Note 2, the Company restated its 1997 financial statements with respect to revenue recognition.


        PricewaterhouseCoopers LLP
        San Jose, California
        February 26, 1999

                                                   Cylink Corporation
                                               Consolidated Balance Sheets
                                 (dollars in thousands, except share and per share data)
                                                                                                  December 31,
                                                                                        --------------------------------
                                                                                             1998             1997
                                                                                        ---------------  ---------------
                                                                                                            (restated-
                                   Assets                                                                   See Note 2)
Current assets:
   Cash and cash equivalents                                                            $        46,575  $        22,977
   Accounts receivable, net of allowances of $1,251 and $278                                      7,958           13,914
   Note receivable                                                                                3,545                -
   Inventories                                                                                   10,289            6,224
   Net assets of discontinued operations                                                              -           11,299
   Deferred income taxes                                                                          4,495            1,533
   Other current assets                                                                           6,675            2,190
                                                                                        ---------------  ---------------
            Total current assets                                                                 79,537           58,137

Property and equipment, net                                                                       5,731            6,003
Acquired technology, goodwill and other intangibles                                               5,341            8,017
Notes receivable from employees or former employees                                               2,558            3,473
Other assets                                                                                      1,151              925
                                                                                        ---------------  ---------------
                                                                                        $        94,318  $        76,555
                                                                                        ===============  ===============
                    Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt                              $           120  $           210
   Accounts payable                                                                               3,656            2,238
   Accrued liabilities                                                                            8,230            6,194
   Accrued liabilities related to discontinued operations                                         3,878                -
   Income taxes payable                                                                           1,091            1,304
   Deferred revenue                                                                               1,975              206
                                                                                        ---------------  ---------------
         Total current liabilities                                                               18,950           10,152
                                                                                        ---------------  ---------------

Capital lease obligations and long-term debt                                                        147              256
                                                                                        ---------------  ---------------

Deferred income taxes                                                                                 -               13
                                                                                        ---------------  ---------------
Commitments and contingencies (Notes 4, 9 and 11)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                                                     -                -
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      29,115,000 and 28,695,000 shares issued and outstanding                                       291              287
   Additional paid-in capital                                                                   123,929          120,092
   Deferred compensation related to stock options                                                  (167)            (250)
   Accumulated other comprehensive loss                                                             (61)             (63)
   Accumulated deficit                                                                          (48,771)         (53,932)
                                                                                        ---------------  ---------------
            Total shareholders' equity                                                           75,221           66,134
                                                                                        ---------------  ---------------
                                                                                        $        94,318  $        76,555
                                                                                        ===============  ===============

                       The accompanying notes are an integral part of these financial statements.

                                            Cylink Corporation
                                  Consolidated Statements of Operations
                              (dollars in thousands, except per share data)


                                                                          Year ended December 31,
                                                              ------------------------------------------
                                                                 1998            1997           1996
                                                              -----------    -----------     -----------
                                                                            (restated-
                                                                            See Note 2)
Revenue                                                       $    42,760    $    47,690     $    25,793
Cost of revenue                                                    16,898         13,986           9,731
                                                              -----------    -----------     -----------
Gross profit                                                       25,862         33,704          16,062
                                                              -----------    -----------     -----------

Operating expenses:
   Research and development, net                                   15,809         12,488           8,198
   Selling and marketing                                           24,111         16,036           9,475
   General and administrative                                      12,082          8,422           6,597
   Amortization of purchased intangibles                            2,718            807               -
   Purchased in-process technology                                      -         63,920               -
                                                              -----------    -----------     -----------
            Total operating expenses                               54,720        101,673          24,270
                                                              -----------    -----------     -----------

Loss from operations                                              (28,858)       (67,969)         (8,208)

Other income (expense):
   Interest income, net                                             2,281          2,697           3,303
   Royalty and other income (expense), net                             66            317            (617)
                                                              -----------    -----------     -----------

Loss from continuing operations before income taxes               (26,511)       (64,955)         (5,522)
Benefit from income taxes                                          (9,155)            -                -
                                                              -----------    -----------     -----------
Loss from continuing operations                                   (17,356)       (64,955)         (5,522)

Income (loss) from discontinued operations, net of income tax
   expense (benefit) of ($139), $1,439 and $257                      (259)         3,210           6,719
Gain on disposal of discontinued operations, net
   of income tax expense of $12,358                                22,776              -               -
                                                              -----------    -----------     -----------
Net income (loss)                                             $     5,161    $   (61,745)    $     1,197
                                                              ===========    ===========     ===========

Earnings (loss) per share - basic:
   Continuing operations                                      $     (0.60)   $     (2.43)    $     (0.23)
   Discontinued operations                                           0.78           0.12            0.28
                                                              -----------    -----------     -----------
   Net income (loss)                                          $      0.18    $     (2.31)    $      0.05
                                                              ===========    ===========     ===========
Earnings (loss) per share - diluted:
   Continuing operations                                      $     (0.60)   $     (2.43)    $     (0.23)
   Discontinued operations                                           0.78           0.12            0.28
                                                              -----------    -----------     -----------
   Net income (loss)                                          $      0.18    $     (2.31)    $      0.05
                                                              ===========    ===========     ===========
Shares used in per share calculation - basic                       29,009         26,703          24,412
                                                              ===========    ===========     ===========
Shares used in per share calculation - diluted                     29,009         26,703          24,412
                                                              ===========    ===========     ===========

                The accompanying notes are an integral part of these financial statements.

Cylink Corporation
Consolidated Statements of Shareholders' Equity
(dollars in thousands)

                                                                                                     Deferred
                                                                                         Notes     Compensation
                                                                        Additional     Receivable   Related to
                                                 Common Stock            Paid-in         from          Stock
                                           Shares          Amount        Capital     Shareholders     Options
                                      -------------  -------------  --------------  -------------   -------------
Balance at December 31, 1995             19,087,000     $      191      $    9,281  $        (515)  $        (417)
Issuance of common stock
   under stock option plans                 760,000              8           1,088              -               -
Issuance of common stock in
   initial public offering, net           5,750,000             58          78,806              -               -
Tax benefit from stock options                    -              -             597              -               -
Payments on notes receivable
   from shareholders                              -              -               -            214               -
Amortization of deferred
   compensation                                   -              -               -              -              83
Reversal of unrealized loss on
   investments upon disposition                   -              -               -              -               -
Translation adjustment                            -              -               -              -               -
Net income                                        -              -               -              -               -
   Comprehensive income                           -              -               -              -               -
                                      -------------  -------------  --------------  -------------   -------------
Balance at December 31, 1996             25,597,000            257          89,772           (301)           (334)
Issuance of common stock
   under stock option plans                 505,000              4             525              -               -
Issuance of common stock for
   acquisition of Algorithmic
   Research                               2,593,000             26          29,499              -               -
Tax benefit from stock options                    -              -             296              -               -
Payments on notes receivable
   from shareholders                              -              -               -            301               -
Amortization of deferred
   compensation                                   -              -               -              -              84
Translation adjustment                            -              -               -              -               -
Net loss                                          -              -               -              -               -
   Comprehensive loss                             -              -               -              -               -
                                      -------------  -------------  --------------  -------------   -------------
Balance at December 31, 1997             28,695,000            287         120,092              -            (250)
Issuance of common stock
   under stock option plans                 420,000              4           1,813
Charge due to
   acceleration of options
   upon disposal
   of Wireless Group                                                           725
Tax benefit from stock options                                               1,299
Amortization of deferred
   compensation                                                                                                83
Translation adjustment
Net income                                        -              -               -              -               -
Comprehensive income                              -              -               -              -               -
                                      -------------  -------------  --------------  -------------   -------------
Balance at December 31, 1998             29,115,000     $      291      $  123,929  $           -   $        (167)
                                      =============  =============  ==============  =============   =============



Cylink Corporation
Consolidated Statements of Shareholders' Equity
(dollars in thousands)


                                       Accumulated      Retained
                                         Other          Earnings                    Comprehensive
                                      Comprehensive   (Accumulated                     Income
                                      Income (loss)     Deficit)         Total         (Loss)
                                      -------------  -------------  --------------  -------------
                                                          (restated-See Note 2)

Balance at December 31, 1995             $     (551)    $    6,616      $   14,605
Issuance of common stock
   under stock option plans                       -              -           1,096
Issuance of common stock in
   initial public offering, net                   -              -          78,864
Tax benefit from stock options                    -              -             597
Payments on notes receivable
   from shareholders                              -              -             214
Amortization of deferred
   compensation                                   -              -              83
Reversal of unrealized loss on
   investments upon disposition                 416              -             416  $         416
Translation adjustment                          139              -             139            139
Net income                                        -          1,197           1,197          1,197
                                                                                    -------------
   Comprehensive income                           -              -               -  $       1,752
                                      -------------  -------------  --------------  =============
Balance at December 31, 1996                      4          7,813          97,211
Issuance of common stock
   under stock option plans                       -              -             529
Issuance of common stock for
   acquisition of Algorithmic
   Research                                       -              -          29,525
Tax benefit from stock options                    -              -             296
Payments on notes receivable
   from shareholders                              -              -             301
Amortization of deferred
   compensation                                   -              -              84
Translation adjustment                          (67)             -             (67) $         (67)
Net loss                                          -        (61,745)        (61,745)       (61,745)
                                                                                    -------------
   Comprehensive loss                             -              -               -  $     (61,812)
                                      -------------  -------------  --------------  =============
Balance at December 31, 1997                    (63)       (53,932)         66,134
Issuance of common stock
   under stock option plans                                                  1,817
Charge due to
   acceleration of options
   upon disposal
   of Wireless Group                                                           725
Tax benefit from stock options                                               1,299
Amortization of deferred
   compensation                                                                 83
Translation adjustment                            2                              2  $           2
Net income                                        -          5,161           5,161          5,161
                                                                        ----------  -------------
Comprehensive income                              -              -               -        $ 5,163
                                      -------------  -------------  --------------  =============
Balance at December 31, 1998          $         (61) $     (48,771) $       75,221
                                      =============  =============  ==============

                    The accompanying notes are an integral part of these financial statements.

                                                        Cylink Corporation
                                               Consolidated Statements of Cash Flows
                                                      (dollars in thousands)


                                                                                                Year ended December 31,
                                                                                    -----------------------------------------------
                                                                                        1998              1997            1996
                                                                                    ------------      -----------      ------------
                                                                                                      (restated-
                                                                                                      See Note 2)
Cash flows from operating activities:
   Net income (loss)                                                                $      5,161      $   (61,745)     $     1,197
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Gain on sale of discontinued operations                                         (22,776)               -                -
         Write-off of minority interest in unaffiliated company                            3,000                -                -
         Purchased in-process technology                                                       -           63,920                -
         Depreciation                                                                      2,630            2,107            1,350
         Amortization                                                                      2,676              807                -
         Bonuses applied against employee notes receivable                                 1,253                -                -
         Amortization of imputed interest on employee notes receivable                     1,006                -                -
         Deferred compensation related to stock options                                       83               84               83
         Deferred income taxes                                                            (2,975)            (100)            (516)
         Realized loss on sale of investments                                                  -                -              432
         Tax benefit from stock options                                                    1,299              296              597
         Changes in assets and liabilities (net of effects of ARL acquisition):
            Accounts receivable                                                            7,455           (7,627)          (6,669)
            Inventories                                                                   (6,134)          (2,662)          (2,732)
            Other assets                                                                  (4,370)            (376)            (405)
            Accounts payable                                                                 653              (22)           2,576
            Accrued liabilities                                                           (3,892)              90            1,349
            Income taxes payable                                                         (12,571)           1,244              (30)
            Deferred revenue                                                               1,769             (332)            (936)
                                                                                    ------------      -----------      ------------
               Net cash used in operating activities                                     (25,733)          (4,316)          (3,704)
                                                                                    ------------      -----------      ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                  (2,060)          (3,786)          (2,815)
   Purchase of ARL, net of cash acquired                                                       -          (44,890)               -
   Loans to employees in exchange for notes receivable                                    (2,108)          (3,473)               -
   Proceeds from sale of short-term investments                                                -                -            2,842
   Proceeds from sale of discontinued operations                                          54,879                -                -
   Acquisition of minority interest in unaffiliated company                               (3,000)               -                -
                                                                                    ------------      -----------      ------------
               Net cash provided by (used in) investing activities                        47,711          (52,149)              27
                                                                                    ------------      -----------      ------------
Cash flows from financing activities:
   (Repayments) borrowings under bank line of credit                                                            -           (1,000)
   Proceeds from issuance of common stock, net                                             1,817              529           79,960
   Payments on notes receivable from shareholders                                              -              301              214
   Repayments of capital lease obligations and long-term debt                               (199)            (170)             (27)
                                                                                    ------------      -----------      ------------
               Net cash provided by financing activities                                   1,618              660           79,147
                                                                                    ------------      -----------      ------------
Effect of exchange rate changes on
   cash and cash equivalents                                                                   2              (67)             139
                                                                                    ------------      -----------      ------------
Net increase (decrease) in cash and cash equivalents                                      23,598          (55,872)          75,609
Cash and cash equivalents at beginning of year                                            22,977           78,849            3,240
                                                                                    ------------      -----------      ------------
Cash and cash equivalents at end of year                                            $     46,575      $    22,977      $    78,849
                                                                                    ============      ===========      ============

Supplemental disclosures:
   Cash paid for income taxes                                                       $      8,117      $        31      $       184
   Cash paid for interest                                                                     60              159              110
   Equipment acquired under capital lease obligations                                          -                -              256
   Equity issued for purchase of ARL                                                           -           29,525                -
   Note receivable from disposition of Wireless Communications
        Group                                                                             12,424                -                -

                            The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                   Notes to Consolidated Financial Statements


1.   The Company and a Summary of its Significant Accounting Policies

The Company

     Cylink Corporation (the "Company") develops, markets and supports a comprehensive family of secure electronic commerce and communications solutions used by organizations worldwide to protect and manage the access, privacy and integrity of information transmitted globally. The Company's products are incorporated into local area networks (LANs), wide area networks (WANs), and packet switched networks, such as the Internet. The Company was incorporated in California in October 1989 to engage in the development, manufacture, license and marketing of secure electronic communications solutions and in 1990 began developing wireless communications products. The Company sold its Wireless
Communications  Group  (the  "Wireless  Group")  in  March  1998  (see  Note 3).
Accordingly, the results of the Wireless Group have been reported as discontinued operations for all periods presented.

     The Company has one reporting segment based on its management structure.

Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments of 20% to 50% are accounted for using the equity method of accounting. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

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

Foreign currency

     The functional currency of the Company's Israeli operations is the U.S. dollar. The functional currencies of the Company's other foreign operations are the local currencies. The effects of translating the financial position and results of operations of local functional currency operations are included as a component of shareholders' equity. The effects of foreign currency transactions and of remeasuring the financial position and results of Israeli operations into the functional currency are included in the statements of operations. Net gains and losses from foreign currency transactions were not significant during any of the periods presented.

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

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three-to-five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

Amortization of goodwill and other intangibles

     Goodwill related to the acquisition of ARL is being amortized on a straight-line basis over seven years. Amounts allocated to capitalized intangibles other than goodwill are being amortized over three years. Accumulated amortization relating to goodwill and other intangibles was $3.5 million and $0.8 million at December 31, 1998 and 1997, respectively.

Impairment of long-lived Assets

     The Company periodically reviews the recoverability of all long-term assets, including the related amortization period, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value which is either determined based on discounted cash flows or appraised values, depending on the nature of the asset.

Revenue recognition

     Revenue arising from sales of hardware products is recognized upon shipment to customers. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded based on historical and anticipated experience.

     The Company also derives revenue from the license of its software products as well as fees for software maintenance and support. Fees for maintenance and support services are charged separately from the license of the Company's software products. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Maintenance and support fees consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. The Company has recognized software revenue in accordance with Statement of Position 97-2 entitled "Software Revenue Recognition." Software revenue, including related maintenance and support fees, was not material in any period presented.

Research and development

     Research and development costs are charged to operations as incurred. The Company on occasion receives nonrecurring engineering funding for development projects to apply or enhance the Company's technology to a particular customer's needs. Non-refundable receipts are recognized over the term of the respective contract using the percentage-of-completion method. Receipts, which are refundable pending the achievement of certain results, are deferred and recognized upon acceptance by the customer. Amounts billed on contracts and collected prior to being earned are recorded as deferred revenue. At the time of recognition, amounts received under research and development contracts are offset against research and development expenses.

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

     During the years ended December 31, 1998, 1997 and 1996, the Company performed research and development under several government funded arrangements aggregating $445,000, $1,201,000, and $3,777,000, respectively. These contracts provide funding (irrespective of the results) for research and development of certain cryptographic technologies which will be jointly owned by the Company and these government agencies. Amounts received under these contracts are offset against research and development expenses.

     The Company performed research and development under several other research and development contracts during 1998, 1997 and 1996 which provide for the development and transfer of technology in exchange for development funding.

The Company recorded as a reduction of research and development expenses $1,455,000, $225,000 and $2,363,000 under such arrangements in the years ended December 31, 1998, 1997 and 1996, respectively.


Stock-based compensation

     The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" (See Note 7).

Income taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. The Company's only potentially dilutive securities are stock options (See Note 7). All potentially dilutive securities have been excluded from the computation of diluted earnings per share as their effect is anti-dilutive on the loss from continuing operations for all periods presented.

Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and to a lesser extent, currency fluctuation of balances denominated in currencies other than the United States dollar. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company performs on-going credit evaluations and maintains reserves for potential credit losses; historically such losses have been immaterial. The Company minimizes the amount of cash it maintains in local currencies by maintaining excess cash in United States dollars.

     No customer accounted for more than 10% of accounts receivable at December 31, 1998 and 1997. One customer accounted for 14% of revenue for the year ended December 31, 1998. No customer accounted for more than 10% of revenue for the years ended December 31, 1997 and 1996.

Fair value of financial instruments

     The carrying amount of cash, cash equivalents, and other current assets and liabilities such as accounts receivable, accounts payable and accrued liabilities, as presented in the financial statements, approximates fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.


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

Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS130"). FAS 130 requires that all items recognized under accounting standards as comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive income (loss) includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income (loss), include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities The Company has presented comprehensive income
(loss) for each period presented within the Consolidated Statements of Shareholder's Equity.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2000. The Company currently transacts substantially all of its revenues and costs in U.S. dollars and to date has not entered into any material amounts of derivative instruments. Accordingly, management does not currently expect adoption of this new standard to have a significant impact on the Company.

Reclassifications

     Certain reclassifications have been made to the financial statements in order to conform to the 1998 presentation.

2.   Restatement of Financial Results

     On November 5, 1998, the Company publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of previously issued first and second quarter 1998 results and that the first three quarters of 1998 were all expected to show substantial operating losses. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997. These restated results were announced in a press release dated December 16, 1998.

     As a result, the 1997 results contained in this Form 10-K have been restated as follows:

                                                      Year ended
                                           -------------------------------
                                                  December 31, 1997
                                                  -----------------
                                           As Originally
                                           -------------
                                             Reported           As Restated
                                           --------------------------------
                                                   (in thousands,
                                              except per share amounts)
Revenue                                    $   49,333           $   47,690

Total Operating expenses                      101,673              101,673

Loss from
    continuing operations                     (63,312)            ( 64,955)




Earnings (loss) per share - diluted
   Continuing operations                   $   (2.37)           $    (2.43)
   Discontinued operations                      0.17                  0.12
                                           ================ ===============
   Net income (loss)                       $   (2.20)           $    (2.31)
                                           ================ ===============

The restatement of results for 1997 resulted in a reduction of previously reported amounts at December 31, 1997 for accounts receivable of $1.6 million, net assets of discontinued operations of $1.9 million and income taxes payable of $0.6 million, and a corresponding increase in the previously reported accumulated deficit of $3.0 million, resulting in a restated accumulated deficit of $53.9 million.

3.   Discontinued Operations

     On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com for an originally reported $60.5 million ($46.0 million in cash and an unsecured note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). The sale resulted in an after tax gain of approximately $22.8 million. As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction-related accruals were charged to discontinued operations and reduced the gain on disposal. Pursuant to the restatement, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Based on the net assets of Wireless as of March 28, 1998, after restatement, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million (a reduction of $2.1 million in the initial note receivable). On July 14, 1998, P-Com made a partial payment of $8.9 million on its promissory note and is disputing the remaining balance of the note and certain other amounts which the Company believes are receivable from P-Com. (See Note 9) Wireless revenues were $26.2 million in 1996, $28.0 million in 1997 and $4.4 million in 1998 through the date of disposal.


4.   Acquisition of Algorithmic Research

     On September 8, 1997, the Company acquired all of the outstanding shares of Algorithmic Research, Ltd. and Algart Holdings, Ltd. (hereafter referred to on a combined basis as "ARL"), both limited liability companies organized under the laws of the State of Israel. ARL is an information security company providing remote access software products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. ARL also provides security products to broadcast networks. Consideration for this purchase was $44.9 million in cash, net of cash acquired, including transaction expenses of $3.5 million; and 2,593,169 shares of the Company's common stock and 409,641 fully vested options to purchase common stock of the Company for $0.01 per share. The total value placed on the common stock and options issued by the Company was $29.5 million. The common stock and options issued are subject to decreasing restrictions on trading and exercise, respectively, for three years from the transaction date. The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of ARL are included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition, as summarized below (in thousands):

Current assets (including cash and cash equivalents of $1,857)        $   4,380
Property and equipment                                                    1,261
In-process technology                                                    63,920
Developed technology and other intangibles                                7,498
Goodwill                                                                  1,326
Other non-current assets                                                     96
Current liabilities assumed                                              (2,021)
Long-term debt assumed                                                     (188)
                                                                      ----------
                                                                      $  76,272
                                                                      ==========

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

     In connection with the acquisition of ARL in September 1997, the Company allocated $63.9 million of the purchase price to in-process research and development ("IPR&D"), and in accordance with generally accepted accounting principles recorded an immediate charge off of that amount on the date of acquisition. The amount allocated to IPR&D was determined in a manner consistent with widely recognized appraisal practices and reviewed by our independent accountants in the context of their examination of the financial statements taken as a whole.

     In a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") indicated the SEC Staff's concerns related to certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of the IPR&D. To the extent the Company is required by the SEC Staff to retroactively revise its estimate of the value of IPR&D, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.

     The following  unaudited pro forma  financial  information  relating to the
Company's  continuing  operations  gives effect to the  acquisition as if it had occurred  on  January  1,  1996,  excluding  the  charge  related  to  purchased
in-process   technology.   These  pro  forma  results  have  been  prepared  for
comparative  purposes only and do not purport to be indicative of the results of continuing  operations  which actually  would have resulted had the  acquisition occurred on the date indicated, or which may result in the future.
                                                                                Year ended December 31,
                                                                    -----------------------------------------------
                                                                              1997                    1996
                                                                    -----------------------    --------------------
                                                                    (restated-See Note 2)
                                                                    (in thousands, except per share data, unaudited)
Revenue                                                             $           51,900         $         32,999
Net income (loss)                                                               (4,010)                  (9,552)
Net income (loss) per share - (basic and diluted)                                (0.14)                   (0.35)
Shares used to compute net income (loss) per share
   (basic and diluted)                                                          29,296                   27,005

5.   Details of Balance Sheet Components
                                                                                 December 31,
                                                                    ---------------------------------------
                                                                        1998                   1997
                                                                        ----                   ----
                                                                                            (restated)
                                                                               (in thousands)
Inventories:
   Raw materials                                                    $         2,813        $         2,191
   Work in process and subassemblies                                          1,877                  1,858
   Finished goods                                                             5,599                  2,175
                                                                    ---------------        ----------------
                                                                    $        10,289        $         6,224
                                                                    ===============        ================
Property and equipment:
   Machinery and equipment                                          $         9,674        $         9,711
   Furniture and fixtures                                                     1,478                  1,246
   Land and building                                                            814                    814
   Leasehold improvements                                                       821                    680
                                                                    ---------------        ----------------
                                                                             12,787                 12,451
   Less:  accumulated depreciation and amortization                          (7,056)                (6,448)
                                                                    ---------------        ----------------
                                                                    $         5,731        $         6,003
                                                                    ===============        ================
Accrued liabilities:
   Compensation and benefits                                        $         2,341        $         2,433
   Royalties                                                                    768                    982
   Employee severance costs                                                   1,556                  1,313
   Distributor commissions                                                      636                    380
   Other                                                                      2,929                  1,086
                                                                    ---------------        ----------------
                                                                    $         8,230        $         6,194
                                                                    ===============        ================

6.   Income Taxes

     The Company recorded a benefit for income taxes of $9.2 million on continuing operations and a provision for income taxes of $12.2 million on discontinued operations for 1998. No provision or benefit for income taxes on continuing operations was recorded for 1997 or 1996. The Company recorded a provision for income taxes on discontinued operations of $1.4 million and $257,000 for 1997 and 1996, respectively.

     The provision (benefit) for income for continuing operations consists of the following:


                                        Year ended December 31,
                                   ----------------------------------
                                       1998      1997         1996
                                   ----------  --------    ----------
                                              (restated)
                                            (in thousands)

Current:
   Federal                         $  (4,506)  $     -     $     -
   State                              (1,722)        -           -
   Foreign                                48         -           -
                                   ----------- ----------  ----------
                                   $  (6,180)  $     -     $     -
                                   =========== ==========  ==========

Deferred:
   Federal                         $  (3,233)  $     -     $     -
   State                                 258         -           -
                                   ----------- ----------  ----------
                                      (2,975)        -           -
                                   ----------- ----------  ----------
                                   $  (9,155)  $     -     $     -
                                   =========== ==========  ==========

     Deferred tax assets (liabilities) comprise the following:

                                                                        December 31,
                                                         ----------------------------------------
                                                              1998          1997         1996
                                                         ------------- -------------- -----------
                                                                        (restated)
                                                                        (in thousands)
Assets:

Net operating loss and credit carryforwards              $         -  $     1,109  $      984
Unrealized capital loss                                        1,057          270         166
Bad debt reserve                                                 172          151         230
Inventory reserves and basis differences                       1,563        1,492       1,382
Accrued expenses                                               1,508          368         448
Warranty reserve                                                 218           71          60
Reserve for discontinued operations                            1,504            -           -
Other                                                          1,073           41         132
                                                         -----------  -----------  ----------
         Total deferred tax assets                             7,095        3,502       3,402
                                                         -----------  -----------  ----------

Liabilities:
Depreciation                                                       -          (13)         (5)
Other liabilities                                                  -            -          (7)
                                                         -----------  -----------  ----------
         Total deferred tax liabilities                            -          (13)        (12)
                                                         -----------  -----------  ----------
Valuation allowance                                           (2,600)      (1,969)     (1,970)
                                                         -----------  -----------  ----------
Net deferred tax assets                                  $     4,495  $     1,520  $    1,420
                                                         ===========  ===========  ==========

     Net deferred tax assets of $4,495,000 at December 31, 1998 were based on the Company's available carryback capacity. The Company recorded a partial valuation allowance against the remainder of its deferred tax assets.

     The  provision  (benefit)  for  income  taxes  for  continuing   operations
reconciles  to the  amount  computed  by  applying  the  United  States  federal statutory rate to income before taxes as follows:
                                                                          Year ended December 31,
                                                        ------------------------------------------------------
                                                              1998              1997               1996
                                                        ---------------    ---------------    ----------------
U.S. federal statutory income tax rate                            (35.0)%               -  %               -  %
State taxes, net of federal tax benefit                            (3.2)                -                  -
Research and development tax credits                              (10.1)                -                  -
Change in valuation allowance                                       2.4                 -                  -
Foreign losses not benefitted                                       5.2                 -                  -
Other                                                               6.2                 -                  -
                                                        ---------------    ---------------    ----------------
Effective Tax Rate                                                (34.5)%               -  %               -  %
                                                        ===============    ================   ================

7. Capital Structure

Initial public offering

     In February 1996, the Company completed its initial public offering and issued 5,000,000 shares of its common stock to the public at a price of $15.00 per share. In March 1996, the underwriters exercised their option to cover over-allotments and an additional 750,000 shares of common stock were issued at $15.00 per share. The Company received approximately $80 million of cash, net of underwriting discounts, commissions and other offering costs.

Preferred stock

     In connection with the Company's initial public offering, the Board of Directors authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock had been issued as of December 31, 1998

Stock option plans

     The Company has two stock option plans: the 1994 Flexible Stock Incentive Plan which was the successor plan to the 1987 plan ("1994 Plan") and the Cylink/ARL 1997 Stock Option Plan ("1997 Plan"). The 1994 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 8,050,000 common shares. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 1998, all nonqualified stock options have been granted at 100% of the fair market value of the stock on the date of grant. Options granted under the 1994 Plan are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over five years. Options expire ten years from the date of grant.

     The Company adopted the 1997 Plan in conjunction with the acquisition of ARL. The 1997 Plan provides for the grant of nonqualified stock options to the employees and consultants of ARL to purchase up to 410,000 common shares. On September 8, 1997, the Company issued 409,641 fully vested options to purchase common stock for $0.01 per share. The options are subject to decreasing restrictions on exercise for three years from the grant date and expire in ten years.

     Option activity under the 1994 Plan and the 1997 Plan is summarized as follows:
                                                                       Weighted
                                         Shares                         Average
                                       Available       Options         Exercise
                                       for grant     Outstanding         Price
                                      ----------     -----------       --------
Balance at December 31, 1995           1,283,057      2,837,158       $   1.89
   Approved                            2,000,000              -
   Granted at market price            (2,042,810)     2,042,810          12.53
   Exercised                                   -       (760,492)          1.44
   Canceled                              741,723       (741,723)          4.89
                                      ----------     -----------
Balance at December 31, 1996           1,981,970      3,377,753           7.72
   Approved                              410,000              -
   Granted at market price            (2,519,157)     2,519,157          10.38
   Granted below market price           (409,641)       409,641            .01
   Exercised                                   -       (504,144)          1.64
   Canceled                              537,187       (537,187)         12.17
                                      ----------     -----------
Balance at December 31, 1997                 359      5,265,220           8.52
   Approved                            2,100,000
   Granted at market price            (4,974,586)     4,974,586           5.55
   Exercised                                           (419,574)          4.27
   Canceled                            3,720,264     (3,720,264)         10.25
                                      ----------     -----------

Balance at December 31, 1998             846,037      6,099,968           5.58
                                      ==========     ===========


     On December 11 and 14, 1998, the Company canceled options to purchase 2,346,999 shares of common stock with exercise prices ranging from $2.00 to $23.50 per share previously granted to employees, and reissued all such options at prices ranging from $4.25 to $4.625 per share, representing the fair market values on the dates of reissuance. The issued options have a six-year term and vest over three years from the date of reissuance. In February 1997, the Company canceled options to purchase 225,100 shares of common stock with exercise prices ranging from $13.13 to $23.50 per share previously granted to employees, and reissued all such options at $11.00 to $11.63 per share, representing the fair market value of the stock on the date of reissuance. The reissued options have a ten-year term and vest over five years from the date of reissuance.

     Significant option groups outstanding at December 31, 1998, and related weighted average exercise price and contractual life information are as follows:

                                       Options Outstanding                          Options Exercisable
                     --------------------------------------------------- --------------------------------------
                                           Weighted
                                           Average
                                           Remaining          Weighted                             Weighted
      Range of            Number        Contractual Life       Average            Number            Average
  Exercise Prices      Outstanding        (in years)        Exercise Price      Outstanding      Exercise Price
  -----------------    -----------      -----------------   --------------      -----------      --------------

  $ 0.01 to $ 3.19      1,399,353                    6.0    $         1.94          749,952      $         1.10
  $ 4.25 to $4.625      3,056,332                    6.0              4.36                -                   -
  $ 4.80 to $9.875        771,163                    7.9              8.59          256,345                8.22
  $10.875 to $23.50       873,120                    1.6             11.58          739,727               11.35
                       ----------                                               -----------
                        6,099,968                    5.6    $         5.37        1,746,024      $         6.49
                       ==========                                               ===========


Pro forma stock compensation disclosures

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price during 1998, 1997 and 1996 was $3.80, $4.70 and $6.03, respectively. Options granted below market price during 1997 were granted in connection with the ARL acquisition as described below. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards under the 1994 Plan:


                                        1998             1997          1996
                                       ------           ------        ------
Expected life (years)                   3.10             3.10          3.04
Risk-free interest rate                 4.55%            5.98%         5.93%
Volatility                             80.00%           64.16%        69.46%
Dividend yield                          0.00%            0.00%         0.00%



     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1994 Plan, the Company's net income (loss) and net income (loss) per share would have been reduced to (increased by) the pro forma amounts below for the years ended December 31, 1998, 1997 and 1996 (in thousands, except for per share amounts):

                                                                   1998            1997            1996
                                                                ------------- --------------- --------------
                                                                                 (restated)
Net income (loss)                         As reported           $      5,161  $      (61,745) $       1,197
                                          Pro forma                    1,714         (65,243)          (325)

Net income (loss) per share               As reported           $       0.18  $        (2.31) $        0.05
                                          Pro forma                     0.06           (2.44)         (0.01)

     The pro forma effect on net income (loss) and net income (loss) per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The estimated grant date fair value for options granted in connection with the ARL acquisition under the 1997 Plan was $9.82 based on an independent appraisal. The aggregate value of the options issued was included as a component of the purchase price of ARL and has been excluded from the above pro forma disclosures.

     As of December 31, 1995, the Company had granted certain options for the purchase of common stock at less than the deemed fair market value and approximately $417,000 of compensation expense is being amortized over the five-year vesting period of the options.

8.   Notes Receivable From Employees

     During 1997 and 1998, the Company made loans to certain of its officers towards the purchase of their principal residences. Some of these officers are no longer employed by the Company. The notes are generally interest free and are secured by deeds of trust on the related residences. The Company has imputed interest on the notes based on an assumed interest rate of 8% per annum. The notes are carried at their discounted value which aggregated $3.3 million at December 31, 1998. As of December 31, 1998, the remaining unamortized discount on the notes was $1.0 million. The notes mature as follows: $1.0 million in 1999; $1.0 million in 2002, and $2.5 million in 2003.

9. Contingencies

     On March 7, 1997, ten former employees of Cylink filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against Cylink, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh former employee filed suit in action no. CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its former Chief Executive Officer. Cylink removed CV764647 to the Federal District Court for the Northern District of California and, after Cylink obtained an order dismissing certain of the plaintiffs' claims, including the claims of libel and RICO violations, the Court remanded the action back to the Santa Clara Superior Court. Following mediation efforts in October, 1998, the plaintiff in CV767448 accepted a settlement and dismissed his complaint with prejudice. The remaining plaintiffs subsequently dismissed, with prejudice, all of the outside Directors except the Chairman. On December 4, 1998, and December 18, 1998 the Court granted Cylink's motions for summary judgement and for dismissal, respectively, of numerous claims in CV764647. Discovery with respect to the remaining claims is continuing, with trial currently scheduled for late 1999. Although Cylink has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. Based on the Court's decisions and discovery in the matter to date, Cylink believes the terminations were lawful, and in the best interest of Cylink, and intends to continue defending the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds Cylink's insurance coverage, if any, could also result in a material adverse effect on Cylink's results of operations, financial condition and cash flows.

     After asserting certain deductions arising under the contract dated March 28, 1998, for the purchase of Cylink's Wireless Group, P-Com made a partial payment on July 14, 1998, in the amount of $8.9 million on its promissory note dated April 1, 1998. Cylink is presently discussing with P-Com the basis of its deductions and, failing an amicable resolution of P-Com's contentions, the matter will proceed to litigation

     On September 3, 1998, P-Com put Cylink on notice that certain shipments in the fourth quarter of 1997 and the first quarter of 1998 by the Company's former Wireless Group and having an invoice value of approximately $3.5 million had been seized by an agency of the United States Department of the Treasury and that P-Com intends to hold Cylink responsible for the consequences of this event. P-Com is currently petitioning for release of the goods. Based on Cylink's investigation to date, Cylink believes either that the grounds for the seizure are unfounded or that P-Com itself is responsible for this action. Cylink has no reason at this time to believe that it is the subject of any official investigation and Cylink has been informed that P-Com is presently petitioning for the release of the seized goods. A failure by P-com to obtain release of the shipment due to a violation of law by Cylink might adversely affect the amount collected from P-Com on its outstanding obligations under the promissory note, including payment of any relevant fines or penalties.

     On September 14, 1998, Cylink announced that its earnings for the third quarter would be below consensus estimates. On November 5, 1998, Cylink announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and Cylink announced that its first and second quarter earnings would have to be restated and that it would have operating losses for each of the three quarters for the period ended September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. Cylink has filed amended Forms 10-Q for the first and second quarters 1998 and will file an amended Form 10-K for 1997. Between November 6 and November 25, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

     Cylink believes it has meritorious defenses to these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, Cylink's business, financial condition, cash flows and results of operations, could be materially adversely affected.

10.  Geographic Information

     The  Company  operates  in one  industry  segment  based on its  management structure.  Revenue from continuing operations and long-lived assets, classified by the major geographic areas in which the Company operates, were as follows:
                                                                               Year ended December 31,
                                                              ----------------------------------------------------

                                                                     1998              1997             1996
                                                              -----------------  ----------------  ---------------
                                                                             (restated-See Note 2)
                                                                                 (in thousands)
Revenue:
   Sales to unaffiliated customers:
      From United States to:
         Customers in United States                           $          25,334  $        26,970   $        13,744
         Customers in Central and
            South America                                                 1,752            2,340               911
         Customers in Europe                                              3,855            7,996             5,694
         Customers in Asia                                                1,303            2,326             1,592
      From Europe to customers in Europe                                  6,855            5,113             3,852
      From Israel to:
         Customers in Europe                                              1,710              530                 -
         Customers in Asia                                                1,194            2,332                 -
         Other                                                              757               83                 -
                                                              -----------------  ---------------   ----------------
                                                              $          42,760  $        47,690   $        25,793
                                                              =================  ===============   ================
Intercompany sales among geographic
   entities eliminated in consolidation                       $           4,322  $         2,266   $         2,233
                                                              =================  ===============   ================


     Intercompany sales among the Company's geographic areas are recorded on the basis of intercompany prices established by the Company.





                                                  December 31,
                                           1998                  1997
                                   --------------------  ---------------------
                                                         (restated-See Note 2)
                                                 (in thousands)


Long-lived assets:
   United States                   $              3,759  $               4,890
   Europe                                           254                    215
   Israel                                         7,060                  9,356
                                   --------------------  ---------------------
                                                 11,073                 14,461
                                   ====================  =====================

     Long-lived assets attributed to Israel include acquired technology, goodwill and other intangibles of $5.3 million and $8.0 million at December 31, 1998 and 1997 respectively, related to the Company's acquisition of ARL in September 1997.

11.  Lease Commitments

     The Company leases its headquarters and manufacturing facility and sales offices under various noncancelable operating leases. These leases expire at various dates through April 2003 and certain of the leases are renewable for an additional five years. In addition to the minimum lease payments, the Company is responsible for insurance, repairs and certain other operating costs under the terms of the leases

     Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

                                                                    Operating
Year ending December 31,                                             Leases
                                                               -----------------
   1999                                                        $           1,524
   2000                                                                    1,169
   2001                                                                      905
   2002                                                                      257
   2003                                                                       44
                                                               -----------------
   Total minimum payments                                      $           3,899
                                                               =================

     Rent expense under operating leases totaled $1,473,000, $1,720,000, and $1,207,000 for the years ended December 31, 1998, 1997 and 1996, respectively.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in Cylink's Proxy Statement for the 1999 annual meeting of shareholders to be held on or about May 14, 1999 (the "Proxy Statement") and which will be filed in definitive form pursuant to Regulation 14a before the meeting date and within 120 days after the end of fiscal year 1998, is incorporated herein by reference. The information required by this Item concerning Cylink's executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."



ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item appearing under the caption "Executive Compensation and Other Information" in Cylink's Proxy Statement is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in Cylink's Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item appearing under the caption "Certain Transactions" in Cylink's Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements -- See index to Consolidated Financial Statements and Financial Statement Schedule at page 20 of this Form 10-K.

      2. Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 20 of this Form 10-K.

      3. Exhibits Index:

         Exhibit
         Number      Description of Exhibit
         ------      ----------------------

          2.1 Stock Purchase Agreement, dated as of September 7, 1997, between Registrant, A.R. Data Security Ltd. And Algorithmic Research Ltd. (4)

          2.2 Seller's Agreement, dated as of September 8, 1997, among Registrant, A.R. Data Security Ltd., Algorithmic Research Ltd., Amos Fiat, Yossi Cohen, Yossi Tulpan, Koor Capital Markets, and Telrad Holdings Ltd. (4)

          2.3 Parent shareholders Indemnity Agreement, dated as of September 8, 1997 among registrant, A.R. Data Security Ltd., Amos Fiat, Yossi Cohen, Yossi Tulpan, Koor Capital Markets, and Telrad Holdings Ltd. (4)



          3.1 Amended and Restated Articles of Incorporation of the Registrant (1) and Certificate of Amendment thereto dated March 5, 1996.

          3.2        Bylaws, as amended. (1)

          3.3        Certificates  of  Amendment  of the Bylaws  dated March 26,
                     1997. (3)

          4.1        Reference is made to Exhibits 3.1, 3.2, and 3.3.

          4.2        Specimen certificate for Common Stock.  (1)



         10.1 Form of Indemnification Agreement between the Company and each of its executive officers and directors. (1)

         10.2        Employment  Agreement  between  the  Company  and  Lewis C.
                     Morris,  dated April 1, 1989, and amendments  thereto.  (1)
                     (2)

         10.3        Employment  Agreement  between  the  Company  and  Jimmy K.
                     Omura, dated as of April 1, 1989, and amendments thereto, and termination agreement entered into as of March 28, 1998. (1) (2)

         10.4        Employment  Agreement  between  the  Company and Fernand B.
                     Sarrat, dated as of November 6, 1996, and Severance and Consulting Agreement entered into November 3, 1998. (2) (3)

         10.5        Employment  Agreement  between  the  Company and William C.
                     Crowell dated December 18, 1997 (2)


         10.6 Employment Agreement between the Company and Sarah Engel dated February 14, 1997 (2)

         10.7 Lease Agreement between the Company and ARGOSystems, Inc., a wholly-owned subsidiary of The Boeing Company, dated May 1, 1994. (1)

         10.8 Company's 1987 Non-Qualified Stock Option Plan, including forms of agreements thereunder. (1) (2)

         10.9 Company's 1994 Flexible Stock Incentive Plan, including forms of agreements thereunder, and amendments thereto. (1)
                     (2)

         10.10 Loan and Security Agreement between the Company and Silicon Valley Bank dated as of July 20, 1995. (1)

         21.1        Subsidiaries of the Company.

         23.1        Consent of PricewaterhouseCoopers LLP.

         24.1        Power of Attorney. Reference is made to Page IV-2.

         27.1        Financial Data Schedule. (5)

         ----------------------------------------
         (1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33- 80719, which became effective February 15, 1996.

         (2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).

         (3) Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996.

         (4) Incorporated by reference from the Company's report on Form 8-K filed as of September 23, 1997, and report on Form 8-K/A filed as of November 24, 1997.

         (5) To be filed by amendment to this report on Form 10-K.

(b) On November 24, 1997, the Company filed a report on Form 8-K/A amending the report on Form 8-K filed as of September 23, 1997, reporting under Items 2, 7, and 9 the Company's acquisition of ARL, by reporting under Item 7 the consolidated financial statements of A.R. Data Security Ltd. and pro forma financial information for the Company and ARL.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYLINK CORPORATION

Date:  March 30, 1999                By:   /s/ William P. Crowell
                                           -----------------------
                                           William P. Crowell
                                           President and Chief Executive Officer
                                           (as of November 4, 1998)

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger A. Barnes and Robert B. Fougner, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                        Title                                                Date
    ---------                                        -----                                                ----
     /s/ WILLIAM P. CROWELL                          President, Chief executive Officer                   March 30, 1999
    ------------------------------                   (Principal Executive Officer) and
    William P. Crowell                               Director


    /s/ ROGER A. BARNES                              Vice President of Finance and Administration         March 30, 1999
    ------------------------------                   and Chief Financial Officer (Principal Financial
    Roger A. Barnes                                  and Accounting Officer)
                                                     (as of November 16, 1998)

    /s/ LEO A. GUTHART                               Chairman of the Board                                March 30, 1999
    ------------------------------
    Leo A. Guthart


    /s/ ELWYN BERLEKAMP                              Director                                             March 30, 1999
    ------------------------------
    Elwyn Berlekamp


    /s/ WILLIAM W. HARRIS                            Director                                             March 30, 1999
    ------------------------------
    William W. Harris


    /s/ HOWARD L. MORGAN                             Director                                             March 30, 1999
    ------------------------------
    Howard L. Morgan

                                                    SCHEDULE II

                                                CYLINK CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS
                                   Years ended December 31, 1996, 1997 and 1998
                                                  (in thousands)

                                                                         Additions
                                                         Balance at      Charged to      Deductions        Balance
                                                         Beginning      Statement of        from           at end
                                                         of Year         Operations       Reserves         of Year
Allowance for doubtful accounts:
Year ended December 31, 1996                              $483             $ 269            $108            $  644
Year ended December 31, 1997                              $644             $(211)           $  -            $  433
Year ended December 31, 1998                              $433             $ 874            $ 56            $1,251