Form 10-K405/A
period 1997-12-31
CYLINK CORP /CA/
filed 1999-04-22
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                   (restated)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I

         The statements contained in this Report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Cylink Corporation's ("Cylink" or the "Company") expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements include: the Company's statements in Part I,
Item 1 "Business" regarding (i) its strategies for being a leading provider of enterprise-wide network security products and to establish network security standards for the secure exchange of information, (ii) its plans to develop domestic and international strategic marketing and product development relationships with key members of the industries addressed by the Company's products, (iii) its expected research and development expenditures for the enhancement of the Company's existing products, including its PrivateWire and PrivaCy Manager products, and for the development and introduction of new products, and (iv) the Company's intention to expand foreign sales channels and enter additional international markets, and (v) the Company's belief that its CIDEC-VHS/VHX products are currently the fastest data link encryptors available in the world today for commercial use; the Company's statements in Item 2 "Properties" that it believes its current facilities are and will be adequate for the foreseeable future; the Company's statement in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding (i) the Company's expectation that it will more likely than not realize its net deferred tax assets based on future income in the next twelve months, and (ii) the sufficiency of the Company's existing liquidity and capital resources; and (iii) management's belief that resolution of certain litigation described in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 "Financial Statements and Supplementary Data" will not have a material adverse effect on the Company's financial position. All forward-looking statements included in this document are based on information available to the Company as of the date of this Report on Form 10-K, and the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements for the reasons detailed in Item 1 "Business The Cylink Strategy, - Network Security Products, - Research and Development, and - Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 10-Q/A, 8-K, 10-K and Annual Reports to the Shareholders.

         On November 5, 1998, the Company publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of previously issued first and second quarter 1998 results and that all three quarters of 1998 were expected to show substantial operating losses. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. These restated results were announced in a press release dated December 16, 1998 and reported in a Form 8-K filed January 29, 1999. The Company has filed amended Forms 10-Q/A for the first and second quarters of 1998.

         This Annual Report on Form 10-K/A amends Items 6, 7 and 8 of the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1997. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements for the year ended December 31, 1997. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Except as otherwise noted, information contained in this Annual Report on form 10-K/A is stated as of December 31, 1997.


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

         Cylink further offers a line of spread spectrum radio products for wireless transmission of voice and data communications which operate in the unlicenced spread spectrum bands adopted by the U.S. Federal Communications Commission ("FCC") in 1985 and subsequently adopted in many other countries throughout the world. The Company's spread spectrum radio products focus primarily on the fixed location, outdoor, wireless communications infrastructure market. On March 28, 1998, the Company sold all of the assets comprising its Wireless Communications Group to P-Com Inc., a Delaware Corporation located in Campbell, California, for total consideration of $60.5 million, subject to final closing adjustments, consisting of $46 million in cash and a promissory note in the amount of $14.5 million due 100 days after closing. Pursuant to the restatement referenced above, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million (a reduction of $2.1 million in the initial note receivable).

         The Company operates in one industry segment - secure communications products. The Company's principal operations outside of the United States comprise research and development in Israel, as well as sales and service offices located in the United Kingdom and several other countries in Europe and the Far East. See Note 11 of the "Notes to Consolidated Financial Statements" for geographic area information.

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

         During the last twelve to eighteen months, the consolidation of the network security industry has accelerated as the leading vendors seek to acquire more rapidly the core technologies required for a comprehensive enterprise security solution. This consolidation reflects the market's consensus that a broad, flexible portfolio of network security products from a limited number of suppliers is preferable to the procurement and integration of products supplied by numerous vendors, each of which specializes only in partial solutions for the customer's data communications infrastructure. Consequently, vendors whom initially entered the market by addressing a specific requirement, are now expanding their product lines by licensing technologies from third parties, enhancing the interoperability of their products through cooperative arrangements, and acquiring technology through mergers and acquisitions of vendors having complementary offerings.

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

         The Company's products enable network administrators to act as certificate authorities that permit each authorized device in the network, including individual's software and hardware tokens, to have the device's public number validated for the purpose of establishing its authenticity to others. The certification authority provides each authorized user with an electronic message, known as a certificate, containing that user's name, public number, unique privileges within the network and expiration date. Such privileges, for example, can define the portions of the network which the user is authorized to enter, the level of the user's authority to conduct transactions within those portions of the network, and the network services the user may enjoy. This message is digitally signed by the network administrator to create the user's certificate, which in effect serves to notarize the user's public number and enable that user to conduct secure communications with other certified users within the network.

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

         The Company and its newly acquired subsidiary, ARL, have developed integrated software modules which are incorporated in the Company's network security products. These software libraries implement the Public Key cryptography techniques for the Company's key management systems, digital signatures and certificates to provide complete, scaleable enterprise-wide network security solutions. For example, by combining ARL's software toolkits with the Company's network management system, the Company may offer a complete, integrated key management infrastructure. In addition, ARL's software components are compatible with most off-the-shelf third party applications which can then utilize the security services of ARL's PrivateWire family of software and smart card tokens remote access.

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


Network Security Products

         The following table sets forth Cylink's principal network security products currently offered or under development:

                                                                         Year
   Product                           Description                      Introduced
-----------------            --------------------------------         ----------

                             Global Network Security
Cidec Line
CIDEC-HS                     High Speed T1 Link Encryption                  1986
CIDEC-MS                     Medium Speed Link Encryption                   1987
CIDEC-LS                     Low Speed Link Encryption                      1987
CIDEC-VHS                    Very High Speed T3 Encryption                  1990
CIDEC-MLS                    Integrated Link Cards                          1993
CED Card (AT&T)              Encryption Signaling System                    1997
SecureLink Line              Next Generation Link Encryptors                  *

X-25


-----------------------------
* Indicates products under development and scheduled for introduction in 1998.

SecureX25L                   Low Speed X.25 Packet Encryption               1993
SecureX25H                   High Speed X.25 Packet Encryption              1994

SecureFrame
SecureFrame                  Frame Relay Packet Encryption                  1996
SecureFrame - LS             Low Speed Frame Relay Encryption               1997

                               Enterprise Security
SecureLAN Family
SecureDomain                 Router Domain Packet Encryption/Access         1996
EPA Card (Cisco)             Encryption Processor for
                                 Cisco 7700 Series  Router                  1997
SecureAccess Family
SecureGate                   Dial Up Remote Access, PSTN                    1996
SecureTraveler               SecureGate Encryption Software Client          1997

PrivateWire Family
PrivateWire                  Remote Access, Secure TCP/IP
                                 Communications                             1997

                             Firewall, and Authorization Management          *
PrivateCard                  Full On Board Public Key Smart Card             *
PrivateSafe                  Portable Card Reader

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

         Depending on the product model, the Company's CIDEC and SecureLink encryptors operate at varying data rates over private and public networks and support most widely used data link protocols. The Company's original CIDEC line of data encryption products is available in a number of models that range from high speed T1 and T3 data transfer rates (1.54 Mbps and 45 Mbps, respectively) to low speed transfer rates (1200 bits per second to 256 kilobits per second ("kbps"). The Company believes that its CIDEC-VHS/VHX products are the fastest data link encryptors commercially available in the world today.

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

         SecureManager Family. The Company's latest SecureManager product, branded PrivaCy Manager, consolidates the Company's existing security management tools with a Java-based management platform designed for enterprise and global networks. PrivaCy Manager remotely configures, monitors and performs firmware downloads for some of the Company's network security products, including SecureFrame, and SecureDomain. The Company intends to extend PrivaCy Manager's management services to all of Cylink's enterprise security products, as well as third party products which integrate the Company's management tools.

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

         The Company's future results of operations will be highly dependent on the successful marketing and customer acceptance of the Company's latest products, including both PrivaCy Manager and PrivateWire. To date, the Company has made only modest shipments of such products. No assurance can be given that these products will not require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by the Company or that they will achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on the Company's financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -- Dependence on Recently Introduced and New Network Security Products, and - Product Liability Risks."

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

         To date, the majority of the Company's customers for its network security products have been Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who rely on the Company's Global Network Products to encrypt and secure their WANs operating over private leased lines. From inception through December 31, 1997, the Company sold over $173 million of network security products in the United States and abroad. In 1997, fifteen customers accounted for approximately 56% of the Company's sales of its network security products, and two customers accounted for approximately 20% of such sales.

         A representative list of the end users of the Company's network security products is set forth below:

   Fortune 1000         Financial          Government         Telecommunications
    Companies         Institutions          Agencies              Carriers
-----------------   ---------------   ---------------------     ---------------
Boeing              Bank of America   Department of Defense      AT&T
Caterpillar         Bank of China     Department of Justice      Bell Atlantic
Computer Sciences   Bankers Trust     Department of Treasury     MCI
IBM                 Citibank          Federal Reserve Bank       Pacific Bell
Lockeed Martin      Credit Suisse     Internal Revenue Service   Sprint
Motorola            Deutsche Bank
                    Lloyds Bank
                    S.W.I.F.T
                    Swiss Bank

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

Wireless Communications Product Line

          During 1995, 1996, and 1997 sales of Wireless products accounted for approximately 38%, 50%, and 37%, respectively, of the Company's revenue, including discontinued operations. The Wireless Communications Group completed its formation of an independent organization in 1997, including order entry, sales and marketing, engineering services and technical publications, as well as opening service centers in Beijing and New Dehli. On March 28, 1998, the Company sold all of the assets comprising its Wireless Communications Group to P-Com, Inc., a Delaware Corporation located in Campbell, California, for a total consideration of $60.5 million, subject to final closing adjustments, consisting of $46.0 million in cash and a promissory note in the amount of $14.5 million due 100 days after closing. Pursuant to the restatement referred to in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Based on the net assets of Wireless as of March 28, 1998, after restatement, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million (a reduction of $2.1 million in the initial note receivable).

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

         The Company believes that its ability to attract and retain qualified development personnel is essential to the success of its development programs in the United States and Israel. The market for such personnel is highly competitive and the Company's development activities could be adversely affected if the Company is unsuccessful in attracting and retaining skilled technical personnel. See "Business - Risk Factors That May Affect Future Results -- Dependence on Key Personnel, and -- Management of Growth." In addition, the markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions.

         The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and introduce new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in its target markets. The failure of the Company to develop products and introduce them in a timely manner could adversely affect the Company's competitive position, financial condition and results of operations. See "Business - Risk Factors That May Affect Future Results -Competition, -- Dependence on Recently Introduced and New Network Security Products, -Evolving Network Security Market, -- Rapid
Technological Change, and -- Wireless Communications Industry Regulatory Environment."

Regulatory Matters

         The Company's network security products developed or manufactured in the United States are subject to the export control laws of the United States and regulations promulgated by the U.S. Department of Commerce. Certain technical restrictions applied by the Commerce Department affect the type and functionality of the products which may be exported. Furthermore, interpretation of and compliance with these licensing regulations are clouded by disagreements within and between the United States legislative and administrative branches concerning their application to encryption technology. These disagreements tend to delay and interfere with the predictability of the licensing process for the Company's products. In addition, these United States export laws prohibit the export of encryption products to a number of hostile countries. Similar export control laws also apply to the Company's products and technology distributed by ARL in Israel.

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

Backlog

         Orders for the Company's products are usually placed by customers on an as-needed basis and the Company has typically been able to ship products within thirty days after the customer submits a firm purchase order. The Company's backlog consists of all orders received, regardless of the anticipated shipping date. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period. The Company does not generally maintain long-term contracts with its customers that require customers to purchase the Company's products. The Company's backlog for continuing operations as of December 31, 1996 and 1997 was approximately $4.1 million and $5.7 million, respectively. See "Business - Risk Factors That May Affect Future Results -- Lengthy Sales Cycle."

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

Employees

         As of December 31, 1997, the Company had 432 employees, of whom 140 were primarily engaged in research and development, 165 in sales, marketing and related customer support services, 42 in administration and 85 in manufacturing. Of these employees approximately 23 were located in Europe, 55 in Israel, and 10 in Asia. None of the

Company's employees are represented by a collective bargaining agreement with respect to his or her employment by the Company, nor has the Company experienced any organized work stoppage. The Company considers its relations with its existing employees to be good. As part of the March 28, 1998 sale of the Company's Wireless Communications Group to P-Com Inc., the Company expects approximately 100 employees to terminate their employment with Cylink.

Year 2000

         The Company's customer service organization is engaged in an ongoing review of the Company's products to determine which products are susceptible to malfunction when processing dates which are later than December 31, 1999 ("Y2K Errors"). With respect to those products which are no longer within the term of the Company's standard warranty and vulnerable to Y2K Errors, the Company will offer upgrade kits or trade-ins for comparable products which are free from Y2K Errors. In the meantime, with respect to products which are vulnerable to Y2K Errors, the Company is reworking its products to cure any Y2K Errors, or declaring such products at the end of life ("EOL") with the intention of discontinuing their sale prior to December 31, 1998.

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

Lengthy Sales Cycle

         Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company is often required to ship products shortly after it receives orders and consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. The Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, the Company's financial condition and results of operations would be materially and adversely affected. In addition, the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. In addition, it is possible that in the future the Company's operating results will be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

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

Year 2000

         Although the Company believes it has identified all risks of Y2K Errors in its products, and is taking steps to repair, replace or EOL all products which contain Y2K Errors, there is a continuing risk that some Y2K Errors will go undetected until after December 31, 1999. The Company intends to attempt to protect itself from liability with appropriate disclaimers in its terms and conditions of sale, by encouraging customers to upgrade their products to those which have proven to be Y2K compliant, and by discouraging continued use of those products known to have Y2K Errors. However, the Company may be met with an unanticipated liability for an undiscovered Y2K Error which can not be limited by any of the foregoing preventive actions, and conceivably could include an allegation of damages which exceeds the terms or the amount of the Company's policies of insurance covering product liability.

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

         With the sale of its Wireless Communications Group, the Company will also experience a significant reduction in employees, including the Company's Chief Technical Officer, Dr Jim Omura. The sale of the Company's Wireless Communications Group, along with occasional reductions in specific engineering programs in the network security business, may create a risk of instability within the existing employee population resulting in departures of key employees critical to sustaining growth in the Company's network security business. Furthermore, sudden reductions in the number of the Company's employees places greater demands on the remaining employees which may distract them from fulfilling their responsibilities necessary to accomplishing the Company's financial goals.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1997:

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

         Mr. Massie joined Cylink in 1997. Prior to joining the Company in 1997, he was the director of information systems at Bay Networks. He has also served as director of computing for Sun Microsystems, Inc. and as director of computer systems and telecommunications for Sterling Software.

         Mr. Slocum joined the Company in February 1997. From July 1993 to February 1997 he served as Vice President of Engineering for Octel Communications Corporation, a provider of voice messaging systems and services. Mr. Slocum served as Director of Engineering for Silicon Graphics, Inc., a computing systems company, from July 1992 to July 1993 and MIPS Computer Systems, Inc. (merged with Silicon Graphics, Inc. in July 1992) from August 1990 to July 1992

         Mr. Byrum joined the Company as Vice President, Communications in January 1998. Prior to joining the Company, Mr. Byrum held positions or provided services to GE Capital, Measurex, Gannett, N.E.T., The Johns Hopkins University, and Ruder Finn & Rotman..

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded in the over-the-counter market under the symbol CYLK since the Company's initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last two years:

                    First          Second            Third            Fourth
                   Quarter         Quarter          Quarter           Quarter
                   -------         -------          -------           -------
Fiscal 1997
High               13 5/8          12 1/4           15 5/16           17 1/2
Low                 8 3/8           7 1/2            8 13/16           8 13/32

Fiscal 1996
High               26 1/4          23 1/2           17 1/2            15 1/16
Low                17              17                9 13/16          10 15/16

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

      Purchase and installation of equipment            $ 6,601
      Acquisition of Algorithmic Research                45,913
      Repayment of indebtedness                           1,000
      Working capital                                    12,673
      Temporary investment in money market accounts      12,677
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

                                                                  Year ended December 31,
                                                  --------------------------------------------------------
                                                  1997         1996         1995         1994         1993
                                                  ----         ----         ----         ----         ----
                                              (restated)
                                                          (in thousands, except per share amounts)
Revenue                                      $  47,690    $  25,793    $  21,534    $  17,971    $  21,373
Research and development expense, net           12,488        8,198        8,142        7,275        4,611
Income (loss) from continuing operations       (64,955)      (5,522)      (4,260)      (4,143)       1,481
Income (loss) from continuing
   operations per share - basic                  (2.43)       (0.23)       (0.24)       (0.24)        0.08
Income (loss) from continuing
   operations per share - diluted            $   (2.43)   $   (0.23)   $   (0.24)   $   (0.24)   $    0.08

                                                                  Year ended December 31,
                                                  --------------------------------------------------------
                                                  1997         1996         1995         1994         1993
                                                  ----         ----         ----         ----         ----
                                              (restated)
                                                                       (in thousands)
Cash, cash equivalents and
  short-term investments                     $  22,977    $  78,849    $   6,098    $   6,626    $   7,193
Working capital                                 47,282       93,518       12,604       12,042       14,057
Total assets                                    79,031      107,088       22,725       20,663       19,777
Long-term obligations                              256          241          291         --           --
Shareholders' equity                         $  66,134    $  97,211    $  14,605    $  14,149    $  15,481


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

BUSINESS ACQUISITION

         On September 8, 1997, the Company acquired ARL, an Israeli company. ARL is an information security company providing remote access network security products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. ARL also provides security products to broadcast networks. See Note 3 of Notes to Consolidated Financial Statements. The total acquisition price of approximately $76.3 million was funded from a combination of the Company's existing working capital, newly issued common stock and options to purchase common stock. Approximately $63.9 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended September 26, 1997. The amortization of capitalized intangibles of $0.8 million in 1997 and the charge resulting from in-process technology are not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of ARL are included in the consolidated financial statements from the date of acquisition.

DISCONTINUED OPERATION

         On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") for total consideration of $60.5 million, subject to final closing adjustments, consisting of $46.0 million in cash and a $14.5 million unsecured note receivable. Pursuant to the restatement referred to in Note 2, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Based on the net assets of Wireless as of March 28, 1998, after restatement, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million (a reduction of $2.1 million in the initial note receivable). See
Note 13 of Notes to Consolidated Financial Statements. The sale resulted in an after tax gain of approximately $22.8 million.

RESULTS OF CONTINUING OPERATIONS

         Except where noted, the comments herein are associated with the results of the information security business. The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                               Year ended December 31,
                                           ---------------------------
                                             1997      1996       1995
                                             ----      ----       ----
                                          (restated)

Revenue                                     100.0%    100.0%     100.0%
Cost of revenue                              29.3      37.7       32.0
                                           ------     -----      -----
Gross profit                                 70.7      62.3       68.0

Operating expenses:
  Research and development, net              26.2      31.8       37.8
  Selling and marketing                      33.6      36.7       26.5
  General and administrative                 17.7      23.1       22.9
  Amortization of purchased intangibles       1.7       --         --
  Purchased in-process technology           134.0       --         --
  Employee severance costs                    --        2.5        --
                                           ------     -----      -----
     Total operating expenses               213.2      94.1       87.2

Loss from operations                       (142.5)    (31.8)     (19.2)

Other income, net                             6.3      10.4       (0.6)
                                           ------     -----      -----
 Loss from continuing operations
     before income taxes                   (136.2)    (21.4)     (19.8)
Provision (benefit) for income taxes          --        --        --
                                           ------     -----      -----
Loss from Continuing Operations            (136.2)%   (21.4)%    (19.8)%
                                           ======     =====      =====

         Revenue. The Company's revenue increased 85% from $25.8 million in 1996 to $ 47.7 million in 1997. The increased revenue was primarily due to increased unit sales of the Company's SecureWAN, including the Company's core link encryption products, and SecureLAN encryption product lines, which are used in public and private linked networks. Overall average selling prices decreased marginally. Information security product revenue for 1997 includes $2.9 million attributable to ARL.

         The Company's revenue increased 20% from $21.5 million in 1995 to $25.8 million in 1996. The increased revenue was primarily due to increased unit sales of the Company's SecureWAN, SecureLAN and SecureAccess encryption product lines. Unit sales of the Company's core link encryption product line were essentially flat in comparison with 1995.

         International product revenue was 36%, 42% and 41% of revenue for 1995, 1996 and 1997, respectively.

         Gross Profit. Gross profit increased 109% from $16.1 million in 1996 to $ 33.7million in 1997, and increased as a percentage of sales from 62% to 71%. The increase in dollars was primarily the result of the significant increase in revenue. The increase in gross margin resulted from lower average unit costs and a decrease in expenses for maintenance and support services.

         Gross profit increased 10% from $14.6 million in 1995 to $16.1 million in 1996, but decreased as a percentage of sales from 68% to 62%. Gross margin declined as some of the newly introduced products have lower gross margins than the Company's core link encryption products and these new products represented an increased percentage of revenue.

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

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 21% from $4.9 million in 1995 to $6.0 million in 1996 and 41% to $8.4 million in 1997. The dollar increases are primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth. The decrease as a percentage of revenue in 1997 was primarily due to general and administrative expenses allocated over a larger revenue base.

         Employee Severance Costs. During the fourth quarter of 1996, the Company recorded a $634,000 one-time charge related to the reorganization and replacement of several senior management positions.

         Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. The increase in other income to $2.7 million in 1996 from net expense of $0.1 million in 1995 was principally due to an increase in interest income resulting from funds derived from the Company's initial public offering in February and March 1996. Other expenses increased as the Company sold marketable securities at a loss of $432,000 in 1996. Interest income, net, decreased from $3.3 million in 1996 to $2.7 million in 1997 due primarily to cash used for the acquisition of ARL. Additionally, in 1997 the Company recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to the Company's interest in a former partnership with RSA DSI known as PKP. Management considers the uncertainty regarding ultimate collection of the receivable to have been resolved as a result of the settlement agreement between the Company and RSA DSI. The assets of the former partnership, consisting primarily of cash, are being held in trust pending the resolution of certain litigation described in Part I, Item 3 "Legal Proceedings." Management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company's financial position or results of operations.

         Provision (Benefit) for Income Taxes. Excluding the charges for purchased in-process technology and amortization of capitalized intangibles, the Company's effective tax rate for 1997 was approximately 27%. Net deferred tax assets of $1.5 million at December 31, 1997, were based on management's determination that the Company will more likely than not realize such assets based on expected future income in the next twelve months. However, there can be no assurance that the Company will be profitable in future periods. See Item I "Business - Risk Factors That May Affect Future Results -- Recent Losses;
Potential   Fluctuations  in  Operating   Results,   Future  Operating   Results
Uncertain."

         Net income (loss). The Company had losses from continuing operations of $4.3 million in 1995, $5.5 million in 1996 and $ 65.0 million in 1997. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products. While revenue increased in 1995, the Company incurred a net loss due to continued high levels of research and development expenses related to the Company's strategic research and development projects. In 1996, increased gross profit resulting from newer information security products was more than offset by higher spending for selling and marketing, resulting in a loss from operations. In 1997, the Company incurred a loss from continuing operations due primarily to the nonrecurring charge related to purchased in-process technology of $63.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash and cash equivalents of $23.0 million, working capital of $ 47.3 million and minimal long-term obligations. For 1997 the Company reported a net loss from continuing operations of $ 65.0 million due to the aforementioned nonrecurring charge from the acquisition of in-process technology. Net cash used by operating activities for the years ended December 31, 1995, 1996 and 1997 consisted primarily of significant increases in accounts receivable and inventory in order to support increased revenue.

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

         Cash provided by financing activities was $2.2 million, $79.7 million and $1.0 million for the years ended December 31, 1995, 1996 and 1997. In February and March 1996, the Company completed its initial public offering and its Common Stock began trading on the Nasdaq National Market under the symbol CYLK. Through the offering the Company sold 5,750,000 shares of its Common Stock which generated approximately $79.3 million in cash, net of underwriting discounts, commissions and other offering costs.

         The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through 1998. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to the Company or its shareholders. See Item 3 "Legal Proceedings" and Item 1 "Business - Risk Factors That May Affect Future Results."

         The company is in the process of evaluating and implementing changes, as necessary, to its information systems and accordingly does not anticipate any material "year 2000 issues" from its own information systems, databases or programs. Management also believes that it has identified all risks of Y2K errors in the Company's products. See Item 1 "Business-Year 2000" and " Risk Factors that may affect Future Results." However, the Company's financial position and results of operations could be adversely impacted by year 2000 issues faced by distributors, suppliers, customers, vendors, and financial service organizations with which the company interacts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules


                                                                            Page
                                                                            ----
Financial Statements:

   Report of PricewaterhouseCoopers, LLP, Independent Accountants            26
   Consolidated Balance Sheets at December 31, 1997 and 1996                 27
   Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                       28
   Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1997, 1996 and 1995                                       29
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                       30
   Notes to Consolidated Financial Statements                                31

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts                           48

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

        PricewaterhouseCoopers LLP
        San Jose, California

        February 12, 1998, except as to the effect of the discontinued operations described in Note 13, which is as of March 28, 1998, and the effect of the restatement described in Note 2, which is as of December 16, 1998

                               Cylink Corporation
                           Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)
                                                                                December 31,
                                                                 ----------------------------------------
                                                                          1997                    1996
                                                                 ---------------------          ---------
                           Assets                                (restated-See Note 2)
Current assets:
   Cash and cash equivalents                                           $  22,977                $  78,849
   Accounts receivable, net of allowances of $433 and $644                21,292                   12,682
   Inventories                                                            11,913                    8,828
   Deferred income taxes                                                   1,533                    1,432
   Other current assets                                                    2,195                    1,351
                                                                       ---------                ---------
            Total current assets                                          59,910                  103,142

Property and equipment, net                                                6,699                    3,760
Acquired technology, goodwill and other intangibles                        8,017                     --
Notes receivable from employees                                            3,473                     --
Other assets                                                                 932                      186
                                                                       ---------                ---------
                                                                       $  79,031                $ 107,088
                                                                       =========                =========
               Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt             $     210                $     167
   Accounts payable                                                        4,112                    3,954
   Accrued liabilities                                                     6,796                    5,090
   Income taxes payable                                                    1,304                       60
   Deferred revenue                                                          206                      353
                                                                       ---------                ---------
         Total current liabilities                                        12,628                    9,624
                                                                       ---------                ---------
Capital lease obligations and long-term debt                                 256                      241
                                                                       ---------                ---------
Deferred income taxes                                                         13                       12
                                                                       ---------                ---------
Commitments and contingencies (Notes 10, 12 and 13)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                           --                       --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      28,695,000 and 25,597,000 shares issued and outstanding                287                      257
   Additional paid-in capital                                            120,092                   89,772
   Notes receivable from shareholders                                       --                       (301)
   Deferred compensation related to stock options                           (250)                    (334)
   Cumulative translation adjustment                                         (63)                       4
   Retained earnings (accumulated deficit)                               (53,932)                   7,813
                                                                       ---------                ---------
            Total shareholders' equity                                    66,134                   97,211
                                                                       ---------                ---------
                                                                       $  79,031                $ 107,088
                                                                       =========                =========

                The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                                                  Year ended December 31,
                                                            -----------------------------------
                                                               1997         1996        1995
                                                            ---------    ---------    ---------
                                                            (restated-
                                                           See Note 2)
Revenue                                                     $  47,690    $  25,793    $  21,534
Cost of revenue                                                13,986        9,731        6,890
                                                            ---------    ---------    ---------
Gross profit                                                   33,704       16,062       14,644
                                                            ---------    ---------    ---------
Operating expenses:
   Research and development, net                               12,488        8,198        8,142
   Selling and marketing                                       16,036        9,475        5,698
   General and administrative                                   8,422        5,963        4,937
   Amortization of purchased intangibles                          807         --           --
   Purchased in-process technology                             63,920         --           --
   Employee severance costs                                      --            634         --
                                                            ---------    ---------    ---------
            Total operating expenses                          101,673       24,270       18,777
                                                            ---------    ---------    ---------
Loss from operations                                          (67,969)      (8,208)      (4,133)

Other income (expense):
   Interest income, net                                         2,697        3,303           50
   Royalty and other income (expense), net                        317         (617)        (177)
                                                            ---------    ---------    ---------
Loss from continuing operations before income taxes           (64,955)      (5,522)      (4,260)
Provision for income taxes                                       --           --           --
                                                            ---------    ---------    ---------
Loss from continuing operations                               (64,955)      (5,522)      (4,260)
Income from discontinued operations, net of income tax
   expense (benefit) of $1,439, $251 and $(755) (Note 13)       3,210        6,719        3,181
                                                            ---------    ---------    ---------
Net income (loss)                                           $ (61,745)   $   1,197    $  (1,079)
                                                            =========    =========    =========
Earnings (loss) per share - basic:
   Continuing operations                                    $   (2.43)   $   (0.23)   $   (0.24)
   Discontinued operations                                       0.12         0.28         0.18
                                                            ---------    ---------    ---------
   Net income (loss)                                        $   (2.31)   $    0.05    $   (0.06)
                                                            =========    =========    =========
Earnings (loss) per share - diluted:
   Continuing operations                                    $   (2.43)   $   (0.23)   $   (0.24)
   Discontinued operations                                       0.12         0.28         0.18
                                                            ---------    ---------    ---------
   Net income (loss)                                        $   (2.31)   $    0.05    $   (0.06)
                                                            =========    =========    =========
Shares used in per share calculation - basic                   26,703       24,412       17,862
                                                            =========    =========    =========
Shares used in per share calculation - diluted                 26,703       24,412       17,862
                                                            =========    =========    =========

       The  accompanying  notes  are an  integral  part of  these  financial statements.

Cylink Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                                       Deferred
                                                                            Notes     Compensation    Unrealized
                                                             Additional   Receivable   Related to        Gain       Cumulative
                                        Common Stock          Paid-in       from         Stock        (Loss) on    Translation
                                    Shares       Amount       Capital   Shareholders    Options      Investments    Adjustment
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------


Balance at December 31, 1994      17,624,000   $      176   $    7,063   $     --      $     --      $     (679)   $     (106)
Issuance of common stock
   under stock option plans        1,463,000           15        1,801         (515)         --            --            --
Deferred compensation related
   to stock options                     --           --            417         --            (417)         --            --
Unrealized gain on investments          --           --           --           --            --             263          --
Translation adjustment                  --           --           --           --            --            --             (29)
Net loss                                --           --           --           --            --            --            --
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1995      19,087,000          191        9,281         (515)         (417)         (416)         (135)
Issuance of common stock
   under stock option plans          760,000            8        1,088         --            --            --            --
Issuance of common stock in
   initial public offering, net    5,750,000           58       78,806         --            --            --            --
Tax benefit from exercise of
   nonqualified stock options           --           --            597         --            --            --            --
Payment on notes receivable
   from shareholders                    --           --           --            214          --            --            --
Amortization of deferred
   compensation                         --           --           --           --              83          --            --
Reversal of unrealized loss on
   investments upon disposition         --           --           --           --            --             416          --
Translation adjustment                  --           --           --           --            --            --             139
Net income                              --           --           --           --            --            --            --
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1996      25,597,000          257       89,772         (301)         (334)         --               4
Issuance of common stock
   under stock option plans          505,000            4          525         --            --            --            --
Issuance of common stock for
   acquisition of Algorithmic
   Research                        2,593,000           26       29,499         --            --            --            --
Tax benefit from exercise of
   nonqualified stock options           --           --            296         --            --            --            --
Payment on notes receivable
   from shareholders                    --           --           --            301          --            --            --
Amortization of deferred
   compensation                         --           --           --           --              84          --            --
Translation adjustment                  --           --           --           --            --            --             (67)
Net loss                                --           --           --           --            --            --            --
                                  ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1997      28,695,000   $      287   $  120,092   $     --      $     (250)   $     --      $      (63)
                                  ==========   ==========   ==========   ==========    ==========    ==========    ==========



                                  Retained
                                  Earnings
                               (Accumulated
                                  Deficit)       Total
                                 ----------    ----------
                                 (restated-
                                 See Note 2)
Balance at December 31, 1994     $    7,695    $   14,149
Issuance of common stock
   under stock option plans            --           1,301
Deferred compensation related
   to stock options                    --            --
Unrealized gain on investments         --             263
Translation adjustment                 --             (29)
Net loss                             (1,079)       (1,079)
                                 ----------    ----------
Balance at December 31, 1995          6,616        14,605
Issuance of common stock
   under stock option plans            --           1,096
Issuance of common stock in
   initial public offering, net        --          78,864
Tax benefit from exercise of
   nonqualified stock options          --             597
Payment on notes receivable
   from shareholders                   --             214
Amortization of deferred
   compensation                        --              83
Reversal of unrealized loss on
   investments upon disposition        --             416
Translation adjustment                 --             139
Net income                            1,197         1,197
                                 ----------    ----------
Balance at December 31, 1996          7,813        97,211
Issuance of common stock
   under stock option plans            --             529
Issuance of common stock for
   acquisition of Algorithmic
   Research                            --          29,525
Tax benefit from exercise of
   nonqualified stock options          --             296
Payment on notes receivable
   from shareholders                   --             301
Amortization of deferred
   compensation                        --              84
Translation adjustment                 --             (67)
Net loss                            (61,745)      (61,745)
                                 ----------    ----------
Balance at December 31, 1997     $  (53,932)   $   66,134
                                 ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                                  Cylink Corporation
                                        Consolidated Statements of Cash Flows
                                                (dollars in thousands)
                                                                                       Year ended December 31,
                                                                              --------------------------------------
                                                                                1997           1996           1995
                                                                              --------       --------       --------
                                                                            (restated-
                                                                            See Note 2)
Cash flows from operating activities:
   Net income (loss)                                                          $(61,745)      $  1,197       $ (1,079)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Purchased in-process technology                                        63,920           --             --
         Depreciation and amortization                                           2,914          1,350            919
         Deferred compensation related to stock options                             84             83           --
         Deferred income taxes                                                    (100)          (516)          (383)
         Realized loss on sale of investments                                     --              432           --
         Changes in assets and liabilities (net of effects of
          ARL acquisition):
            Accounts receivable                                                 (7,627)        (6,669)        (1,269)
            Inventories                                                         (2,662)        (2,732)        (1,451)
            Other assets                                                          (376)          (405)           573
            Accounts payable                                                       (22)         2,576            252
            Accrued liabilities                                                     90          1,349            414
            Income taxes payable                                                 1,244            (30)          (314)
            Deferred revenue                                                      (332)          (936)           (77)
                                                                              --------       --------       --------
               Net cash used in operating activities                            (4,612)        (4,301)        (2,415)
                                                                              --------       --------       --------
Cash flows from investing activities:
   Acquisition of property and equipment                                        (3,786)        (2,815)          (614)
   Purchase of Algorithmic Research, net of cash acquired                      (44,890)          --              --
   Loans to employees in exchange for notes receivable                          (3,473)          --              --
   Proceeds from sale of short-term investments                                   --            2,842            --
                                                                              --------       --------       --------
               Net cash provided by (used in)
                   investing activities                                        (52,149)            27           (614)
                                                                              --------       --------       --------
Cash flows from financing activities:
   (Repayment) borrowings under bank line of credit                               --           (1,000)         1,000
   Proceeds from issuance of common stock, net                                     529         79,960          1,301
   Payment on notes receivable from shareholders                                   301            214            --
   Repayment of capital lease obligations and long-term debt                      (170)           (27)           (58)
   Tax benefit from exercise of stock options                                      296            597            --
                                                                              --------       --------       --------
               Net cash provided by financing activities                           956         79,744          2,243
                                                                              --------       --------       --------
Effect of exchange rate changes on
   cash and cash equivalents                                                       (67)           139             (5)
                                                                              --------       --------       --------
Net increase (decrease) in cash and cash equivalents                           (55,872)        75,609           (791)
Cash and cash equivalents at beginning of year                                  78,849          3,240          4,031
                                                                              --------       --------       --------
Cash and cash equivalents at end of year                                      $ 22,977       $ 78,849       $  3,240
                                                                              ========       ========       ========
Supplemental disclosures:
   Cash paid for income taxes                                                 $     31       $    184       $     58
   Cash paid for interest                                                          159            110             32
   Equipment acquired under capital lease obligations                             --              256            493
   Common stock issued for notes receivable                                       --             --              515
   Equity issued for purchase of ARL                                            29,525           --             --

                      The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                   Notes to Consolidated Financial Statements


1.   The Company and a Summary of its Significant Accounting Policies

The Company

     Cylink Corporation (the "Company") was incorporated in California in October 1989 to engage in the development, manufacture, license and marketing of electronic encryption devices and in 1990 began developing wireless communication products (see Note 13 for discontinued operations subsequent to year end).

Basis of presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Through 1997 the Company's interim quarters ended on the last Friday preceding the calendar quarter end. The Company's year end is December 31.

Foreign currency

     The functional currency of the Company's Israeli operations is the U.S. dollar. The functional currencies of the Company's other foreign operations are the local currencies. The effects of translating the financial position and results of operations of local functional currency operations are included as a component of shareholders' equity. The effects of foreign currency transactions and of remeasuring the financial position and results of Israeli operations into the functional currency are included in the statement of operations. Net gains and losses from foreign currency transactions were not significant during any of the periods presented.

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

Net income (loss) per share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. All prior years' earnings per share data have been restated to reflect the provisions of SFAS 128. The Company's only potentially dilutive securities are stock options (See Note 7). All common stock equivalents have been excluded from the computation of diluted earnings per share as their effect is anti-dilutive on the loss from continuing operations.

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

     No customer accounted for more than 10% of accounts receivable at December 31, 1997 and December 31, 1996 and no customer accounted for more than 10% of revenue for any of the periods presented.

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

Recent accounting pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available for sale securities. The disclosure prescribes by SFAS 130 must be made beginning with the first quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact of adopting this new standard. The disclosures prescribes by SFAS 131 are effective for 1998.

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

     This Annual Report on Form 10-K/A amends the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1997. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements for the year ended December 31, 1997. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Except as otherwise noted, information contained in this Annual Report on Form 10-K/A is stated as of December 31, 1997.

     As a result, the statement of operations has been restated as follows:

                                               For the year ended
                                                December 31, 1997
                                         ------------------------------
                                         As Originally
                                            Reported        As Restated
                                         -------------      -----------
                                                 (in thousands)
Sales                                      $  49,333          $  47,690

Operating expenses                           101,673            101,673

Income (loss) from
    continuing operations                    (63,312)           (64,955)

Net income (loss)                          $ (58,777)         $ (61,745)
                                           =========          =========
Earnings (loss) per share-diluted
   Continuing Operations                   $   (2.37)         $   (2.43)
   Discontinued Operations                      0.17               0.12
                                           ---------          ---------
   Net income (loss)                       $   (2.20)         $   (2.31)
                                           =========          =========

         The restatement of results for 1997 resulted in a reduction of previously reported amounts at December 31, 1997 for accounts receivable of $5.0 million, and income taxes payable of $0.6 million, and a corresponding increase in the previously reported amounts for inventory of $1.4 million and accumulated deficit of $3.0 million, resulting in a restated accumulated deficit of $53.9 million.

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

     In a letter dated September 15, 1998, to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") indicated the SEC Staff's concerns related to certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of the IPR&D. To the extent the Company is required by the SEC Staff to retroactively revise its estimate of the value of IPR&D, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.


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

                                                       Year ended December 31,
                                                   ---------------------------
                                                       1997             1996
                                                   ----------        ---------
                                                   (restated-
                                                   See Note 2)
                                                       (in thousands, except
                                                     per share data, unaudited)
Revenue                                             $ 51,900           $ 32,999
Net loss on continuing operations                     (4,010)            (9,552)
Net loss per share                                     (0.14)             (0.35)
Shares used to compute net loss per share
   (basic and diluted)                                28,522             27,005

4. Initial Public Offering

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

5.   Details of Balance Sheet Components

                                                          December 31,
                                            -----------------------------------
                                                    1997               1996
                                                 --------            ----------
                                          (restated-See Note 2)
                                                         (in thousands)
Inventories:
   Raw materials                                 $  4,781             $  4,126
   Work in process and subassemblies                3,332                3,196
   Finished goods                                   3,800                1,506
                                                 --------             --------
                                                 $ 11,913             $  8,828
                                                 ========             ========
Property and equipment:
   Machinery and equipment                       $ 11,151             $  7,068
   Furniture and fixtures                           1,246                  624
   Land and building                                  814                  --
   Leasehold improvements                             680                  564
                                                 --------             --------
                                                   13,891                8,256
   Less:  accumulated depreciation and
          amortization                             (7,192)              (4,496)
                                                 --------             --------
                                                 $  6,699             $  3,760
                                                 ========             ========
Accrued liabilities:
   Compensation and benefits                     $  3,035             $  2,116
   Royalties                                          982                  665
   Employee severance costs                         1,313                  634
   Distributor commissions                            380                  543
   Other                                            1,086                1,132
                                                 --------             --------
                                                 $  6,796             $  5,090
                                                 ========             ========

6.   Income Taxes

     In computing the separate provision for (benefit from) income taxes on continuing and discontinued operations, no benefit was allocated to the losses from the continuing operations since on a stand alone basis the Company would not have recognized the tax benefit of such losses due to uncertainty of realization. Any benefits realized from these losses as a result of taxable income generated by the discontinued operations have been netted against the provisions associated with discontinued operations. There is no obligation on the part of the discontinued operations to refund such benefits to the continued operations. The provision (benefit) for income taxes on discontinued operations consists of the following:

                                               Year ended December 31,
                                         --------------------------------
                                             1997       1996       1995
                                          -------    -------    -------
                                         (restated-
                                         See Note 2)
                                                  (in thousands)
Current:
   Federal                                $ 1,457    $   709    $  (403)
   State                                        6         58        (92)
   Foreign                                     76       --          123
                                          -------    -------    -------
                                            1,539        767       (372)
                                          -------    -------    -------
Deferred:
   Federal                                    (24)      (478)      (348)
   State                                      (76)       (38)       (35)
                                          -------    -------    -------
                                             (100)      (516)      (383)
                                          -------    -------    -------
                                          $ 1,439    $   251    $  (755)
                                          =======    =======    =======




     Deferred tax assets (liabilities) comprise the following:


                                                                 December 31,
                                                          ---------------------
                                                            1997           1996
                                                          -------       -------
                                                              (in thousands)
Assets:
Net operating loss and credit carryforwards               $ 1,109       $   984
Unrealized capital loss                                       270           166
Bad debt reserve                                              151           230
Inventory reserves and basis differences                    1,492         1,382
Accrued expenses                                              368           448
Deferred rent                                                --              30
Warranty reserve                                               71            60
Other                                                          41           102
                                                          -------       -------
         Total deferred tax assets                          3,502         3,402
                                                          -------       -------
Liabilities:
Depreciation                                                  (13)           (5)
Other liabilities                                            --              (7)
                                                          -------       -------
         Total deferred tax liabilities                       (13)          (12)
                                                          -------       -------
Valuation allowance                                        (1,969)       (1,970)
                                                          -------       -------
Net deferred tax assets                                   $ 1,520       $ 1,420
                                                          =======       =======

    Net deferred tax assets of $1,520,000 at December 31, 1997 were based on the Company's expected future income in the next twelve months. The Company recorded a partial valuation allowance against the remainder of its deferred tax assets.

     The provision (benefit) reconciles to the amount computed by applying the United States federal statutory rate to income before taxes as follows:


                                                    Year ended December 31,
                                             ----------------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
                                              (restated-
                                             See Note 2)
U.S. federal statutory income tax rate          (34.0)%       34.0%      (34.0)%
State taxes, net of federal tax benefit           --           0.9        (4.6)
Research and development tax credits             (0.2)       (24.2)        --
Change in valuation allowance                     --           7.4         --
Purchased in-process technology                  36.0           --         --
Foreign losses not benefitted                    (0.1)         5.2         --
Other                                             0.6         (6.0)       (2.6)
                                                 ----         ----        ----
Effective Tax Rate                                2.3%        17.3%      (41.2)%
                                                 ====         ====        ====

     The Company has not provided United States federal income taxes on the undistributed earnings of foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings. At December 31, 1997, 1996 and 1995, total undistributed earnings of these subsidiaries were approximately $1,916,000, $1,846,000 and $1,579,000, respectively.

     The  Company  had  research  and  development   credit  carry  forwards  of
approximately $938,000 and $980,000 at December 31, 1997 and 1996, respectively, which expire from 2009 to 2012.


7.   Stock Option Plans

     The Company has two stock option plans: 1994 Flexible Stock Incentive Plan which was the successor plan to the 1987 plan ("1994 Plan") and the Cylink/ARL 1997 Stock Option Plan ("1997 Plan"). The 1994 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 5,950,000 common shares. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 1997, all nonqualified stock options have been granted at 100% of the fair market value of the stock on the date of grant. Options granted under the 1994 Plan are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over five years. Options expire ten years from the date of grant. Shares issued upon exercise of options are subject to certain restrictions on their transferability. The Company has the right to repurchase such shares, at a price equal to the fair market value, when the option is no longer associated with the Company. As of December 31, 1997 there were no shares subject to purchase. Shares repurchased increase the number of shares available for grant under the Plans.

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

     The following table summarizes the Company's stock option activity and related weighted average exercise price within each category for each of the three years in the period ended December 31, 1997:

                                                             Weighted
                                    Shares                    Average
                                  Available     Options      Exercise
                                  for grant   Outstanding     Price
                                ----------     ---------    ---------
Balance at December 31, 1994       983,055     3,399,945    $    1.44
   Approved                      1,200,000          --
   Granted at market price        (779,450)      779,450         2.60
   Granted below market price     (436,000)      436,000         2.02
   Exercised                          --      (1,462,785)        1.25
   Canceled                        315,452      (315,452)        1.91
                                ----------     ---------
Balance at December 31, 1995     1,283,057     2,837,158         1.89
   Approved                      2,000,000          --
   Granted at market price      (2,042,810)    2,042,810        12.53
   Exercised                          --        (760,492)        1.44
   Canceled                        741,723      (741,723)        4.89
                                ----------     ---------
Balance at December 31, 1996     1,981,970     3,377,753         7.72
   Approved                        410,000          --
   Granted at market price      (2,519,157)    2,519,157        10.38
   Granted below market price     (409,641)      409,641          .01
   Exercised                          --        (504,144)        1.64
   Canceled                        537,187      (537,187)       12.17
                                ----------     ---------
Balance at December 31, 1997           359     5,265,220    $    8.52
                                ==========     =========

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

     Significant  option groups  outstanding  at December 31, 1997,  and related weighted average exercise price and contractual life information are as follows:
                                      Options Outstanding                           Options Exercisable
                       ----------------------------------------------------------------------------------------
                                            Weighted
                                            Average
                                           Remaining           Weighted                             Weighted
      Range of            Number        Contractual Life        Average            Number            Average
  Exercise Prices      Outstanding        (in years)        Exercise Price      Outstanding      Exercise Price
  ---------------      -----------        ----------        --------------      -----------      --------------

  $ 0.01 to $ 2.00      1,206,408             7.5             $ 1.27              933,085            $ 1.07
  $ 4.80 to $8.88       1,060,983             9.5               8.30               90,009              7.05
  $9.00 to $11.00       1,450,834             9.0              10.75              259,827             10.71
 $ 11.06 to $23.50      1,546,995             8.9              12.23              159,647             12.98
                        ---------                                               ---------
                        5,265,220             8.7             $ 8.52            1,442,568            $ 4.50
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

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards under the 1994 Plan:


                                              1997         1996         1995
                                              ----         ----         ----
Expected life (years)                         3.10         3.04         3.04
Risk-free interest rate                       5.98%        5.93%        6.22%
Volatility                                   64.16%       69.46%       54.89%
Dividend yield                                0.00%        0.00%        0.00%


     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its 1994 Plan, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below for the years ended December 31, 1997, 1996 and 1995 (in thousands, except for per share amounts):

                                                                   1997          1996            1995
                                                                   ----          ----            ----
                                                               (restated-
                                                              See Note 2)
Net income (loss)                         As reported           $(61,745)        $1,197        $(1,079)
                                          Pro forma              (65,243)          (325)        (1,354)

Net income (loss) per share               As reported           $  (2.31)        $ 0.05        $ (0.06)
                                          Pro forma                (2.44)         (0.01)         (0.08)

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

9.   Research and Development Contracts

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

10.  Joint Venture and Contingencies

     On September 6, 1995, the Company obtained an arbitration award dissolving a former partnership, known as PKP, between the Company's wholly-owned subsidiary, Caro-Kann Corporation, and RSA DSI. Although various claims between the Company and RSA DSI were settled on December 31, 1996, a third party continues to pursue various claims against PKP and RSA DSI for wrongful business practices in action C-94-20512 SW before the United States District Court for the Northern District of California. A summary judgement favorable to PKP was entered on August 29, 1997, and the matter has been appealed by the plaintiff to the United States Court of Appeals for the Federal Circuit. In the event the judgement of the district court is reversed, an unfavorable outcome at trial might affect the residual value of the Company's interest in PKP. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action No. CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiffs' claims, including the claims of libel and RICO violations, the Court remanded the action back to Santa Clara Superior Court. Following the remand, the Company then obtained an order consolidating CV764647 with CV767448 for purposes of discovery and trial. Both matters are currently in the discovery phase, with trial scheduled for December 1998. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. The Company believes the terminations were lawful, in the best interests of the Company and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome, which exceeds the Company's insurance coverage, if any, may also result in a material adverse effect on the Company's financial condition. However, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11.  Geographic Information

     The Company operates in one industry segment. Revenue and loss from operations and identifiable assets, classified by the major geographic areas in which the Company operates, were as follows:

                                                                       Year ended December 31,
                                                                    -----------------------------
                                                                    1997        1996         1995
                                                                    ----        ----         ----
                                                                 (restated-
                                                                See Note 2)
                                                                           (in thousands)
Revenue:
   Sales to unaffiliated customers:
      United States:
         Customers in United States and Canada                   $  26,970    $  13,744    $  13,096
         Customers in Central and
            South America                                            2,340          911        1,044
         Customers in Europe                                         7,996        5,694        2,072
         Customers in Asia                                           2,326        1,592        1,852
      Europe                                                         5,113        3,852        3,470
      Israel:
         Customers in Europe                                           530         --           --
         Customers in Asia                                           2,332         --           --
         Other                                                          83         --           --
                                                                 ---------    ---------    ---------
                                                                 $  47,690    $  25,793    $  21,534
                                                                 ---------    ---------    ---------
Intercompany sales among geographic
   entities eliminated in consolidation                          $   2,266    $   2,223    $   1,782
                                                                 ---------    ---------    ---------
Income (loss) from operations:
   United States                                                 $  (3,723)   $  (8,127)   $  (4,490)
   Europe                                                               76          (81)         357
   Israel                                                          (64,322)        --           --
                                                                 ---------    ---------    ---------
                                                                 $ (67,969)   $  (8,208)   $  (4,133)
                                                                 =========    =========    =========


                                                                                    December 31,
                                                                              ----------------------
                                                                                  1997        1996
                                                                              -----------   --------
                                                                              (restated-
                                                                              See Note 2)
                                                                                   (in thousands)
Identifiable assets:
   United States                                                               $  40,959    $  26,026
   Europe                                                                          2,124        2,213
   Israel                                                                         12,971          --
                                                                                 -------     --------
                                                                                  56,054       28,239
General corporate assets consisting of cash,
   cash equivalents and short-term investments                                    22,977       78,849
                                                                                 -------     --------
                                                                                 $79,031     $107,088
                                                                                 =======     ========

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

     Future minimum lease payments under all noncancelable operating and capital leases are as follows (in thousands):

                                            Operating              Capital
Year ending December 31,                     Leases                Leases
                                            -------                -------
1998                                        $ 1,175                $   191
1999                                            721                     86
2000                                            393                      8
2001                                            197                    --
                                            -------                -------
Total minimum payments                      $ 2,486                    285
                                            =======
Less:  amount representing interest                                    (40)
                                                                   -------
Present value of capital lease obligations                             245
Less:  current portion                                                (165)
                                                                   -------
Lease obligations, long-term                                       $    80
                                                                   =======


     Rent expense under operating leases totaled $1,720,000, $1,207,000 and $909,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

13.  Subsequent Event

     On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for approximately $46.0 million in cash and a $14.5 million unsecured note receivable due 100 days after closing, subject to final closing adjustments. Pursuant to the restatement referred to in Note 2, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Based on the net assets of Wireless as of March 28, 1998, after restatement, the sales proceeds would have been approximately $58.4 million resulting in a note receivable of approximately $12.4 million. The results of operations of Wireless have been classified as discontinued operations in the accompanying consolidated statements of operations. Wireless revenues were $28.0 million (restated), $26.2 million and $13.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The components of Wireless assets at December 31, 1997 (restated), are as follows:

     Accounts receivable, net                  $ 7,378
     Inventories                                 5,689
     Property and equipment                        696
     Other assets                                   12
     Accounts payable                           (1,874)
     Accrued liabilites                           (602)
                                              --------
                                              $ 11,299
                                              ========

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements -- See index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this Form 10-K/A.

      2. Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this Form 10-K/A.

      3. Exhibits Index:

         Exhibit
         Number     Description of Exhibit
         -------    ----------------------
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

            10.10 Loan and Security Agreement between the Company and Silicon Valley Bank dated as of July 20, 1995. (1)

            21.1    Subsidiaries of the Company.

            23.1    Consent of PricewaterhouseCoopers LLP.

            24.1    Power of Attorney. Reference is made to Page IV-2.

            27.1    Financial Data Schedule. (5)

-------------------------------------------
            (1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33- 80719, which became effective February 15, 1996.

            (2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K/A pursuant to Item 14(a).

            (3) Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996.

            (4) Incorporated by reference from the Company's report on Form 8-K filed as of September 23, 1997, and report on Form 8-K/A filed as of November 24, 1997.

            (5)     To be filed by amendment to this report on Form 10-K/A.

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

                                               CYLINK CORPORATION

Date:  April 21, 1999                          By:  /s/ William P. Crowell
                                                    -----------------------
                                                    William P. Crowell
                                                    President and Chief
                                                    Executive Officer
                                                    (as of November 4, 1998)

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger A. Barnes and Robert B. Fougner, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


Signature                          Title                                               Date
---------                          -----                                               ----
/s/ WILLIAM P. CROWELL             President and Chief Executive Officer               April 21, 1999
    -----------------------        (Principal Executive Officer)
    William P. Crowell             (as of November 4, 1998)


/s/ ROGER A. BARNES                Vice President of Finance and Administration        April 21, 1999
    -----------------------        and Chief Financial Officer (Principal Financial
    Roger A. Barnes                and Accounting Officer) (as of November 16, 1998)



/s/ LEO A. GUTHART                 Chairman of the Board                               April 21, 1999
    -----------------------
    Leo A. Guthart


/s/ ELWYN BERLEKAMP                Director                                            April 21, 1999
    -----------------------
    Elwyn Berlekamp


/s/ WILLIAM W. HARRIS              Director                                            April 21, 1999
    -----------------------
    William W. Harris


/s/ HOWARD L. MORGAN               Director                                            April 21, 1999
    -----------------------
    Howard L. Morgan



                                  SCHEDULE II

                               CYLINK CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1995, 1996 and 1997
                                 (in thousands)
                                                         Additions
                                       Balance at       Charged to     Deductions          Balance
                                       Beginning       Statement of       from             at end
                                       of Period        Operations      Reserves         of  Period
Allowance for doubtful accounts
Year ended December 31, 1995             $279             $ 210          $   (6)            $483
Year ended December 31, 1996             $483             $ 269            $108             $644
Year ended December 31, 1997             $644             $(211)         $    -             $433