Form 10-Q
period 1999-03-28
CYLINK CORP /CA/
filed 1999-05-13
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

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

     As of May 12, 1999, there were 29,126,000 shares of the Registrant's common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data; unaudited)
                                                                    March 28,     December 31,
                                                                       1999          1998
                                                                    ---------      ---------
                                   Assets

Current assets:
   Cash and cash equivalents                                        $  42,884      $  46,575
   Accounts receivable, net of allowances of $1,363 and $1,251         10,500          7,958
   Note Receivable                                                      3,545          3,545
   Inventories                                                          7,935         10,289
   Deferred income taxes                                                4,495          4,495
   Other current assets                                                 6,597          6,675
                                                                    ---------      ---------
            Total current assets                                       75,956         79,537

Property and equipment, net                                             5,287          5,731
Acquired technology, goodwill and other intangibles, net                4,657          5,341
Notes receivable from employees or former employees                     2,609          2,558
Other assets                                                            1,085          1,151
                                                                    ---------      ---------
                                                                    $  89,594      $  94,318
                                                                    =========      =========
                    Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of lease obligations and long-term debt          $     100      $     120
   Accounts payable                                                     2,763          3,656
   Accrued liabilities                                                  8,273          8,230
   Accrued liabilities related to discontinued operations               3,626          3,878
   Income taxes payable                                                 1,085          1,091
   Deferred revenue                                                     2,426          1,975
                                                                    ---------      ---------
            Total current liabilities                                  18,273         18,950
                                                                    ---------      ---------

Capital lease obligations and long-term debt                              128            147
                                                                    ---------      ---------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                          --             --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      29,119,000 and 29,115,000 shares issued and outstanding             291            291
   Additional paid-in capital                                         123,957        123,929
   Deferred compensation related to stock options                        (146)          (167)
   Accumulated other comprehensive loss                                   (73)           (61)
   Accumulated deficit                                                (52,836)       (48,771)
                                                                    ---------      ---------
            Total shareholders' equity                                 71,193         75,221
                                                                    ---------      ---------
                                                                    $  89,594      $  94,318
                                                                    =========      =========

           See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data; unaudited)

                                                                  Three Months Ended
                                                           ------------------------------
                                                            March 28,           March 29,
                                                              1999                1998
                                                           --------             --=-----
                                                                           (restated-see Note 2)
Revenue                                                    $ 11,885             $  8,062
Cost of revenue                                               4,112                2,631
                                                           --------             --------
Gross profit                                                  7,773                5,431
                                                           --------             --------

Operating expenses:
   Research and development, net                              3,553                3,045
   Selling and marketing                                      5,419                5,573
   General and administrative                                 2,613                1,478
   Amortization of purchased intangibles                        680                  679
                                                           --------             --------
            Total operating expenses                         12,265               10,775
                                                           --------             --------

Loss from operations                                         (4,492)              (5,344)

Other income (expense):
   Interest income, net                                         308                  167
   Royalty and other income (expense), net                      119                  (15)
                                                           --------             --------

Loss from continuing operations before income taxes          (4,065)              (5,192)
Benefit from income taxes                                      --                 (1,817)
                                                           --------             --------
Loss from continuing operations                              (4,065)              (3,375)
Income (loss) from discontinued operations,
   net of income tax benefit of $139                           --                   (259)
Gain on disposal of discontinued operations,
   net of income tax expense of $12,358                        --                 22,776
                                                           --------             --------
Net income (loss)                                          $ (4,065)            $ 19,142
                                                           ========             ========
Earnings (loss) per share - basic:
   Continuing operations                                   $  (0.14)            $  (0.12)
   Discontinued operations                                     --                   0.78
                                                           --------             --------
   Net income (loss)                                       $  (0.14)            $   0.66
                                                           ========             ========
Earnings (loss) per share - diluted:
   Continuing operations                                   $  (0.14)            $  (0.12)
   Discontinued operations                                     --                   0.78
                                                           --------             --------
   Net income (loss)                                       $  (0.14)            $   0.66
                                                           ========             ========

Shares used in per share calculation - basic                 29,117               28,820
                                                           ========             ========

Shares used in per share calculation - diluted               29,117               28,820
                                                           ========             ========

         See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)
                                                                                  Three Months Ended
                                                                              --------------------------
                                                                              March 28,        March 29,
                                                                                1999             1998
                                                                              --------         --------
Cash flows from operating activities:                                                    (restated-see Note 2)
   Net income (loss)                                                          $ (4,065)        $ (3,375)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Depreciation                                                              635              309
         Amortization                                                              683              679
         Deferred income taxes                                                    --               (227)
         Amortization of imputed interest on employee notes receivable             (66)            --
         Deferred compensation related to stock options                             21               21
         Deferred compensation related to employee notes receivable                 66             --
         Changes in assets and liabilities:
            Accounts receivable                                                 (2,408)           1,158
            Inventories                                                          2,354             (711)
            Other assets                                                           (40)            (197)
            Accounts payable                                                      (893)             698
            Accrued liabilities                                                     43              311
            Income taxes payable                                                    (6)          (2,450)
            Deferred revenue                                                       451              959
                                                                              --------         --------
         Net cash used in continuing operations                                 (3,225)          (2,825)
         Net cash provided by (used in) discontinued operations                   (252)          (4,243)
                                                                              --------         --------
               Net cash used in operating activities                            (3,477)          (7,068)
                                                                              --------         --------

Cash flows from investing activities:
   Acquisition of property and equipment                                          (191)            (707)
   Loans to employees in exchange for notes receivable                            --               (845)
   Proceeds from sale of discontinued operations                                  --             46,000
   Acquisition of preferred stock of unaffiliated company                         --             (3,000)
                                                                              --------         --------
               Net cash provided by (used in) investing activities                (191)          41,448
                                                                              --------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                      28              760
   Repayment of capital lease obligations and long-term debt                       (39)             (55)
                                                                              --------         --------
               Net cash provided by (used in) financing activities                 (11)             705
                                                                              --------         --------
Effect of exchange rate changes on cash and cash equivalents                       (12)              16
                                                                              --------         --------
Net increase (decrease) in cash and cash equivalents                            (3,691)          35,101
Cash and cash equivalents at beginning of period                                46,575           22,977
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 42,884         $ 58,078
                                                                              ========         ========

                   See accompanying notes to Condensed Consolidated Financial Statements.

      CYLINK CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (unaudited)


      1.       Basis of Presentation

               The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

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

               As a result of the restatement, the statements of operations and financial position for the three months ended March 29, 1998 have been restated as follows:

                                                      Three Months Ended
                                                      ------------------
                                                        March 29, 1998
                                                        --------------
                                              As Originally
                                              -------------
                                                 Reported         As Restated
                                                 --------         -----------
                                                       (in thousands)

      Revenue                                    $ 15,829         $  8,062

      Operating expenses                           10,705           10,775

      Income (loss) from
          continuing operations                     1,082           (3,375)

      Net income (loss)                          $ 23,706         $ 19,142
                                                 ========         ========

      Earnings (loss) per share - diluted
         Continuing operations                   $   0.04         $  (0.12)
         Discontinued operations                     0.74             0.78
                                                 --------         --------
         Net Income                              $   0.78         $   0.66
                                                 ========         ========

                                                     As of March 29, 1998
                                                     --------------------
      Accumulated Deficit                        $(27,258)        $(34,790)
                                                 ========         ========

     3.   Discontinued Operations

              On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for $60.5 million ($46.0 million in cash and an unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). The sale resulted in an after tax gain of approximately $22.8 million. As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction-related accruals were charged to discontinued operations and reduced the gain on disposal. Pursuant to the restatement referred to in Note 2, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. On July 14, 1998, P-Com made a partial payment on its promissory note, which along with other credits, totaled $8.9 million. P-Com is disputing the remaining balance of the note which the Company presently records at $3.5 million. Wireless revenues were $4.4 million in the first quarter of 1998 through the date of disposal.



     4.  Inventories



                                                   March 28,        December 31,
                                                     1999              1998
                                                 -------------------------------
                                                         (in thousands)

     Raw materials                                $ 2,705             $ 2,813
     Work in process and subassemblies              1,510               1,877
     Finished goods                                 3,720               5,599
                                                  -------             --------
                                                  $ 7,935             $10,289
                                                  =======             ========

     5.  Earnings (Loss) Per Share

              Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding. The Company's only potentially dilutive securities are stock options. All potentially dilutive securities have been excluded from the computation of diluted earnings (loss) per share as their effect is anti-dilutive on the loss from continuing operations for the periods presented.

              As of March 28, 1999 and March 29, 1998, the Company had 5,898,000 and 4,972,000 stock options outstanding with a weighted average exercise price of $5.21 and $8.70, respectively. These options expire on various dates beginning in 1999 through 2008.


     6. Comprehensive Income (Loss)



              The components of comprehensive income (loss) are as follows:


                                                  Three Months Ended
                                              -------------------------
                                              March 28,        March 29,
                                                1999             1998
                                              --------         --------
                                                         (restated-See Note 2)
                                                   (in thousands)
     Net income (loss)                        $(4,065)          $19,142
     Other comprehensive income (loss)            (12)               16
                                              -------           -------
     Total comprehensive income (loss)        $(4,077)          $19,158
                                              =======           =======

     7. Subsequent Event

              On May 10, 1999, the Company reached agreement to lease approximately 96,000 square feet of office and manufacturing space located in Santa Clara, California for use as it principal office and manufacturing facility. The lease term is for 120 months commencing approximately
     September 1, 1999, and includes an option to extend the lease for an additional 5 years on commercially reasonable terms. The Landlord is obligated to contribute up to $2.4 million for the construction of tenant's interior improvements; however, tenant's interior improvements are expected to exceed this allowance by approximately $1.5 million. The lease agreement provides for the payment of rent on a net industrial lease basis commencing at $174,000 per month for the first year and escalating to $228,000 per month in the tenth year of the lease. The Company's lease on its present 86,000 square foot headquarters facility expires in 1999, and it is the Company's intention to sublease its present manufacturing facility which occupies 34,500 square feet.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



              This Report on Form 10-Q includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

              You should not rely too heavily on these forward looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or Cylink's predictions. For a description of these risks see the reasons described in
     Item 2 "Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in Cylink's Reports on Form 10-K, 10-Q/A, and 8-K.

              All forward-looking statements included in this document are based on information available to Cylink as of the date of this Report on Form 10-Q, and Cylink assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     RESTATEMENT OF FINANCIAL RESULTS

              On November 5, 1998, the Company publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of previously issued first and second quarter 1998 results and that all three quarters of 1998 were expected to show substantial operating losses. First quarter 1998 results reported in this Form 10-Q reflect the results of the restatement.

      DISCONTINUED OPERATIONS

              Pursuant to an asset purchase agreement dated March 27, 1998, the Company sold its Wireless business to P-Com, Inc. See Note 3 of Notes to Condensed Consolidated Financial Statements. The sale resulted in an after tax gain of approximately $22.8 million. Except where noted, the following comments are associated with the continuing network security business.

     RESULTS OF OPERATIONS

              The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                         Three months ended
                                                         ------------------
                                                   Mar 28, 1999   March 29, 1998
                                                   ------------   --------------
                                                                    (restated)

     Revenue                                          100.0%           100.0%
     Cost of revenue                                   34.6             32.6
                                                    --------         --------
     Gross profit                                      65.4             67.4
                                                    --------         --------
     Operating expenses:
       Research and development, net                   29.9             37.8
       Selling and marketing                           45.6             69.1
       General and administrative                      22.0             18.3
       Amortization of purchased intangibles            5.7              8.4
                                                    --------         --------
          Total operating expenses                    103.2            133.6
                                                    --------         --------
     Loss from operations                             (37.8)           (66.3)

     Other income, net                                  3.6              1.9
                                                    --------         --------
          before income taxes                         (34.2)           (64.4)
     Benefit from income taxes                          --             (22.5)
                                                    --------         --------
     Loss  from continuing operations                 (34.2)%          (41.9)%
                                                    ========         ========


              Revenue. The Company's revenue is derived primarily from sales of its family of commercial network security products, and to a lesser extent, from the license of software products. Fees for maintenance and support services are charged separately. Revenue arising from sales of hardware products is recognized upon shipment to customers. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded based on historical and anticipated experience.

              The Company also derives revenue from the license of its software products as well as fees for software maintenance and support. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied.
     Allowances  for  estimated   future  returns,   which  to  date  have  been
     immaterial, are provided upon shipment and revised periodically by management based on historical and anticipated experience. Maintenance and support fees consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. The Company has recognized software revenue in accordance with Statement of Position 97-2 entitled "Software Revenue Recognition." Software revenue, including related maintenance and support fees, was not material in any period presented.

              Revenue increased 47% from $8.1 million for the three months ended March 29, 1998 to $11.9 million for the three months ended March 28, 1999. The increase is attributable to increases in unit shipments of existing products, the introduction of products with higher average selling prices, and increased revenues associated with maintenance and support services. International revenue was 50% and 40% of total revenue for the first quarter of 1998 and 1999, respectively.

              Gross Profit. Gross profit increased 43% from $5.4 million for the three months ended March 29, 1998 to $7.8 million for the three months ended March 28, 1999. The increase in dollars was primarily a result of the increase in revenue. As a percentage of sales, gross profit was 67% and 65% for the first quarter of 1998 and 1999, respectively. The decrease in gross margin resulted primarily from unplanned excess manufacturing capacity and the introduction of lower margin OEM products.

              Research  and  Development.   Research  and  development  expenses
     consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 33% from $3.0 million for the three months ended March 29, 1998 to $4.0 million for the three months ended March 28, 1999. Gross research and development expenses as a percentage of revenue were 38% for the first quarter of 1998 and 34% for the first quarter of 1999. The dollar increase resulted from increased spending on externally funded contracts and development costs of new products, particularly in Israel. The decrease in expense as a percentage of revenue is due to the increased revenue base.

              From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. No engineering funding was recognized during the first quarter of 1998. Amounts recognized under non-recurring engineering contracts totaled $0.4 million for the first quarter of 1999.

              Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses decreased 3% from $5.6 million for the three months ended March 29, 1998 to $5.4 million for the three months ended March 28, 1999. Selling and marketing expenses as a percentage of revenue were 69% and 46% for the first quarter of 1998 and 1999, respectively. Sales and marketing expenses decreased for the first quarter of 1999 primarily due to reduced travel, headcount and payroll related costs undertaken as a streamlining measure, offset by increased advertising, trade shows and other marketing costs. Selling and marketing expenses, expressed as a percentage of revenue, also decreased as a result of the increased revenue base.

              General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses increased 77% from $1.5 million for the three months ended March 29, 1998 to $2.6 million for the three months ended March 28, 1999. General and administrative expenses as a percentage of revenue were 18% and 22% for the first quarter of 1998 and 1999, respectively. The dollar and percentage of revenue increases in the first quarter of 1999 were primarily due to increases in legal fees for litigation defense, and accounting and consulting expenses resulting from the restatement, as well as recruiting and relocation expenses related to senior management transition.

              Amortization of Goodwill and Other Intangibles. Amortization relating to goodwill and other intangibles was $0.7 million in each period presented and relates to the acquisition of Algorithmic Research, Ltd and Algart Holdings, Ltd. (collectively "ARL") in September 1997.

              Benefit from Income Taxes. No provision for or benefit from income taxes was recognized in the quarter ended March 28, 1999 as the Company incurred a net operating loss for income tax purposes and had no carryback potential.

              Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income and interest expense. Interest income, net, increased from $0.2 million for the first three months of 1998 to $0.3 million for the first three months of 1999, principally due to the increase in cash and cash equivalents resulting from proceeds of the Wireless Group divestiture.

     LIQUIDITY AND CAPITAL RESOURCES


              At March 28, 1999, the Company had cash and cash equivalents of $42.9 million, working capital of $57.7 million and minimal long-term obligations. For the three months ended March 28, 1999, the Company recorded a net loss of $4.1 million. Net cash used in continuing operating activities for the first quarter of 1999 of $3.6 million consisted primarily of the loss from continuing operations and an increase in accounts receivable of $2.6 million, offset in part by a decrease in inventories of $2.4 million. Both the increase in accounts receivable and the decrease in inventories were the result of increased sales. For the three months ended March 29, 1998, the Company recorded net income of $19.1 million due to the gain on sale of Wireless. Net cash used in continuing operating activities for the first quarter of 1998 of $2.8 million consisted primarily of the loss from continuing operations of $3.4 million and a decrease in income taxes payable of $2.4 million, offset in part by a decrease in accounts receivable of $1.2 million and increases in accounts payable and accrued liabilities of $1.0 million and deferred revenue of $1.0 million.

              Cash used in investing activities for the three months ended March 28, 1999 was $0.1 million, primarily to fund the acquisition of property, plant and equipment. Cash provided by investing activities for the three months ended March 29, 1998 was $41.4 million, of which $46.0 million was attributable to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $0.7 million, long-term loans to employees of $0.8 million, and a $3.0 million investment in the preferred stock of an unaffiliated company.

              The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

              The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the next twelve months. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

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

              For a more comprehensive discussion of Cylink's Year 2000 plans and exposures, see the "Year 2000" topic under Part I, Item 2, "Risk Factors That May Affect Future Results."

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

     Lengthy Sales Cycle

              Sales of Cylink's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with Cylink's products is typically lengthy and subject to a number of significant risks over which Cylink has little or no control. Cylink is often required to ship products shortly after it receives orders and, consequently, order backlog at the beginning of any period has in the past represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Cylink typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, Cylink's current or future customers may curtail or suspend investments in securing their existing networks as the Year 2000 approaches, or divert technology expenditures reserved for enterprise security products in order to address Year 2000 compliance problems (see further discussion under Year 2000 below). If revenue falls significantly below anticipated levels, as it has at times in the past, Cylink's financial condition and results of operations would be materially and adversely affected. In addition, Cylink's operating expenses are based on anticipated revenue levels and a high percentage of Cylink's expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. For example, on September 14, 1998, Cylink announced that its earnings for the third quarter of 1998 would be below consensus estimates. It is possible that in the future Cylink's operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to Cylink's business, the price of Cylink's Common Stock would likely be materially adversely affected.

     Dependence on Recently Introduced and New Information Security Products

              Cylink's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire and Cylink Frame Encryptor products, which were recently introduced. To date, Cylink has made only limited and, in some cases, no commercial shipments of certain versions of such products. Furthermore, Cylink relies on a third party original equipment manufacturer to supply Cylink's ATM Encryptor product, and Cylink is dependent on this supplier to complete successful integration of Cylink's PrivaCy Manager with the ATM Encryptor. These products may require additional development work, enhancement, testing or further refinement before they can be introduced and made commercially available by Cylink or achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance. The failure by Cylink's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause Cylink to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on Cylink's business, financial condition and results of operations.

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

              Cylink has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products currently offered for sale are "Year 2000 Compliant" as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or Cylink's products are also Year 2000 Compliant. In some cases, Cylink's products require an upgrade provided by Cylink which is either sold as a complete substitute or as a kit sold with the product in order to be Year 2000 Compliant.

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

              With the sale of its Wireless Communications Group (the "Wireless Group") in March, 1998, Cylink has experienced a significant reduction in employees, including Cylink's former Chief Technical Officer, Dr. Jim Omura. The sale of its Wireless Group, the uncertainty created by Cylink's recent restatements of its financial results, the initiation of highly publicized class actions securities litigation against Cylink, and the occasional reductions in specific engineering programs in the network security business, has created some instability within the existing employee population resulting in departures of certain key employees critical to sustaining growth in Cylink's network security business. Furthermore, sudden reductions in the number of Cylink's employees places greater demands on the remaining employees which may distract them from fulfilling their responsibilities necessary to accomplishing Cylink's financial goals.

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

              Due to U.S. and Israeli government regulations restricting the export of cryptographic devices and software, including certain of Cylink's network security products, Cylink is often at a disadvantage in competing for international sales compared to companies located outside the United States and Israel that are not subject to such restrictions. The regulatory environment in the United States for export of encryption products is particularly unsettled, with various pending legislative initiatives and conflicting judicial decisions, all causing substantial uncertainty in Cylink's international market. This confusion is often exacerbated by U.S. vendors' incomplete or inaccurate press releases concerning export licenses for their products, and foreign competitors marketing campaigns which stress the restrictions on purchasing encryption products from U.S. vendors. There is no assurance that this disruption will end anytime within the near future.

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


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

              The Company's market risk exposures are set forth in its Annual Report on Form 10-K for the year ended December 31, 1998 and have not changed significantly.

     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

              On March 7, 1997, ten former employees of the Company filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, against the Company, each of its Directors and its General Counsel, asserting claims for wrongful termination, fraud, libel, slander, age discrimination, invasion of privacy, and violation of the federal RICO statute. On July 11, 1997, an eleventh employee filed suit in action no.
     CV767448 in the Superior Court of California, County of Santa Clara, alleging similar claims against the Company and its Chief Executive Officer. The Company removed CV764647 to the Federal District Court for the Northern District of California and, after the Company obtained an order dismissing certain of the plaintiff's claims, including the claims of libel and RICO violations, the Court remanded the action back to the Santa Clara

     Superior Court. Following mediation efforts in October, 1998, the plaintiff in CV767448 accepted a settlement and dismissed his complaint with prejudice. The remaining plaintiffs subsequently dismissed, with prejudice, all of the outside Directors except the Chairman. On December 4, 1998, December 18, 1998, March 26, 1999, and April 5, 1999, the Court granted various motions by Cylink for summary judgement and for dismissal of the majority of the claims in CV764647, including all claims against the Chairman. Discovery with respect to the remaining claims is continuing, with trial expected by late 1999. Although the Company has placed its insurers on notice of these claims, all of its insurers have reserved their rights and defenses under their policies, and the extent of the insurers' liability under their respective policies is undetermined. The Company believes the terminations were lawful, in the best interest of the Company, and intends to defend the matter vigorously. The defense of this matter may divert a material amount of management's attention and require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds the Company's insurance coverage, if any, could also result in a material adverse effect on the Company's financial condition.

              After asserting certain deductions arising under the contract dated March 28, 1998, for the purchase of Cylink's Wireless Group, P-Com made a partial payment on July 14, 1998, in the amount of $8.9 million on its promissory note dated April 1, 1998. Cylink is presently discussing with P-Com the basis of its deductions and, failing an amicable resolution of P-Com's contentions, the matter may proceed to litigation.

              On September 3, 1998, P-Com put Cylink on notice that certain shipments in the fourth quarter of 1997 and the first quarter of 1998 by the Company's former Wireless Group and having an invoice value of approximately $3.5 million had been seized by an agency of the United States Department of the Treasury and that P-Com intends to hold Cylink responsible for the consequences of this event. P-Com is currently petitioning for release of the goods. Based on Cylink's investigation to date, Cylink believes either that the grounds for the seizure are unfounded or that P-Com is responsible for this action. Cylink has no reason at this time to believe that it is the subject of any official investigation and Cylink has been informed that P-Com is presently petitioning for the release of the seized goods. A failure by P-com to obtain release of the shipment due to a violation of law by Cylink might adversely affect the amount collected from P-Com on its outstanding obligations under the promissory note, including payment of any relevant fines or penalties.

              On September 14, 1998, Cylink announced that its earnings for the third quarter would be below consensus estimates. On November 5, 1998, Cylink announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and Cylink announced that its first and second quarter earnings would have to be restated and that it would have operating losses for each of the three quarters for the period ended September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. Cylink has filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10-K for 1997. Between November 6 and November 25, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and
     Section 20 of the Exchange Act.

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


     Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits Index:

         Exhibit
         Number    Description of Exhibit
         ------    ----------------------

          27.1     Financial Data Schedule

     (b) Reports on Form 8-K;

             Cylink filed a report on Form 8-K, with respect to Items five and seven, on January 29, 1999.

     Items 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date: May 12, 1999                      CYLINK CORPORATION

                                             By:  /s/  ROGER A. BARNES
                                                  ------------------------------
                                                  Roger A. Barnes
                                                  Vice President of Finance
                                                    and Administration and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)