Form 10-Q
period 1999-06-27
CYLINK CORP /CA/
filed 1999-08-11
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

As of August 9, 1999, there were 29,460,000 shares of the Registrant's common stock outstanding.



                               CYLINK CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 27, 1999

                                      INDEX


                                                                                                      Page
                                                                                                      ----
         Facing Sheet                                                                                    1

         Index                                                                                           2

Part I   Financial information

Item 1   Financial Statements and Supplementary Data

              a)  Condensed Consolidated Balance Sheets at June 27, 1999 and December 31, 1998           3

              b)  Condensed Consolidated  Statements of Operations for the three
                  and six months ended June 27, 1999 and June 28, 1998                                   4

              c)  Condensed  Consolidated  Statement  of  Cash Flows  for the six
                  months ended June 27, 1999 and June 28, 1998                                           5

              d)  Notes to Condensed Consolidated Financial Statements                                   6

Item 2   Management's discussion and analysis of financial condition and results of operations           9

Part II  Other Information                                                                              21

         Signature                                                                                      23

Exhibit  Exhibit 27.1, Financial data schedule                                                          24

     PART I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements

     CYLINK CORPORATION
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except per share data; unaudited)
                                                                                           June 27,   December 31,
                                                                                             1999         1998
                                                                                          ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                                              $  41,797    $  46,575
   Accounts receivable, net of allowances of $1,495 and $1,251                               11,737        7,958
   Note receivable                                                                            3,545        3,545
   Inventories                                                                                5,864       10,289
   Deferred income taxes                                                                      4,469        4,495
   Other current assets                                                                       4,598        6,675
                                                                                          ---------    ---------
            Total current assets                                                             72,010       79,537

Property and equipment, net                                                                   5,860        5,731
Acquired technology, goodwill and other intangibles                                           3,947        5,341
Notes receivable from employees or former employees                                           2,665        2,558
Other assets                                                                                  1,814        1,151
                                                                                          ---------    ---------
                                                                                          $  86,296    $  94,318
                                                                                          =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt                                $      76    $     120
   Accounts payable                                                                           4,072        3,656
   Accrued liabilities                                                                        7,453        8,230
   Accrued liabilities related to discontinued operations                                     3,351        3,878
   Income taxes payable                                                                       1,085        1,091
   Deferred revenue                                                                           1,973        1,975
                                                                                          ---------    ---------
         Total current liabilities                                                           18,010       18,950
                                                                                          ---------    ---------

Capital lease obligations and long-term debt                                                    128          147
                                                                                          ---------    ---------

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued and outstanding                                                             --           --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
       29,138,000 and 29,115,000 shares issued and outstanding                                  291          291
   Additional paid-in capital                                                               123,991      123,929
   Deferred compensation related to stock options                                              (125)        (167)
   Accumulated other comprehensive loss                                                        (109)         (61)
   Accumulated deficit                                                                      (55,890)     (48,771)
                                                                                          ---------    ---------
            Total shareholders' equity                                                       68,158       75,221
                                                                                          ---------    ---------
                                                                                          $  86,296    $  94,318
                                                                                          =========    =========

                        See accompanying notes to Condensed Consolidated Financial Statements.


     CYLINK CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (Dollars in thousands, except per share data; unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                      -------------------------      -------------------------
                                                                       June 27,        June 28,      June 27,         June 28,
                                                                        1999             1998          1999             1998
                                                                      --------        --------        --------        --------
                                                                                     (restated)                      (restated)
Revenue                                                               $ 15,209        $ 12,363        $ 27,094        $ 20,425
Cost of revenue                                                          4,769           3,990           8,881           6,621
                                                                      --------        --------        --------        --------
Gross profit                                                            10,440           8,373          18,213          13,804
                                                                      --------        --------        --------        --------
Operating expenses:
   Research and development, net                                         3,940           2,770           7,493           5,815
   Selling and marketing                                                 6,218           6,207          11,637          11,780
   General and administrative                                            3,303           1,852           5,916           3,330
   Amortization of purchased intangibles                                   680             680           1,360           1,359
                                                                      --------        --------        --------        --------
            Total operating expenses                                    14,141          11,509          26,406          22,284
                                                                      --------        --------        --------        --------

Loss from operations                                                    (3,701)         (3,136)         (8,193)         (8,480)

Other income (expense):
         Interest income, net                                              628             687             936             839
         Royalty and other income (expense), net                            19            (115)            138            (115)
                                                                      --------        --------        --------        --------
                                                                           647             572           1,074             724
                                                                      --------        --------        --------        --------

Loss from continuing operations before income taxes                     (3,054)         (2,564)         (7,119)         (7,756)
Benefit for income taxes                                                  --              (897)           --            (2,714)
                                                                      --------        --------        --------        --------
Loss from continuing operations                                         (3,054)         (1,667)         (7,119)         (5,042)
Income (loss) from discontinued operations, net of
   income tax benefit of $139                                             --              --              --              (259)
Gain on disposal of discontinued operations
     net of income tax expense of $12,358                                 --              --              --            22,776
                                                                      --------        --------        --------        --------
Net income (loss)                                                     $ (3,054)       $ (1,667)       $ (7,119)       $ 17,475
                                                                      ========        ========        ========        ========
Earnings (loss) per share - basic:
   Continuing operations                                              $  (0.10)       $  (0.06)       $  (0.24)       $  (0.17)
   Discontinued operations                                                --              --              --              0.77
                                                                      --------        --------        --------        --------
   Net income (loss)                                                  $  (0.10)       $  (0.06)       $  (0.24)       $   0.60
                                                                      ========        ========        ========        ========

Earnings (loss) per share - diluted:
   Continuing operations                                              $  (0.10)       $  (0.06)       $  (0.24)       $  (0.17)
   Discontinued operations                                                --              --              --              0.77
                                                                      --------        --------        --------        --------
   Net income (loss)                                                  $  (0.10)       $  (0.06)       $  (0.24)       $   0.60
                                                                      ========        ========        ========        ========
Shares used in per share calculation - basic                            29,127          29,011          29,122          28,916
                                                                      ========        ========        ========        ========
Shares used in per share calculation - diluted                          29,127          29,011          29,122          28,916
                                                                      ========        ========        ========        ========

                             See accompanying notes to Condensed Consolidated Financial Statements.


     CYLINK CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars in thousands; unaudited)
                                                                                       Six Months Ended
                                                                                  ---------------------------
                                                                                  June 27,           June 28,
                                                                                    1999               1998
                                                                                  --------           --------
                                                                                                    (restated)
Cash flows from operating activities:
   Net loss from continuing operations                                            $ (7,119)          $ (5,042)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                                                1,238                856
         Amortization                                                                1,360              1,359
         Deferred Income Taxes                                                          26               (107)
         Amortization of imputed interest on Note Receivable                          (132)              --
         Deferred compensation related to stock options                                 42                 42
         Deferred compensation related to Notes Receivable                             251               --
         Changes in assets and liabilities
            Accounts receivable                                                     (3,650)               (76)
            Inventories                                                              4,425             (2,195)
            Other current assets                                                     1,059                182
            Accounts payable                                                           416               (280)
            Accrued liabilities                                                       (777)            (2,588)
            Income taxes payable                                                        (6)            (4,271)
            Deferred revenue                                                            (2)             1,375
                                                                                  --------           --------
         Net cash used in continuing operations                                     (2,869)           (10,745)
         Net cash provided by (used in) discontinued operations                       (527)            (6,907)
                                                                                  --------           --------
               Net cash used in operating activities                                (3,396)           (17,652)
                                                                                  --------           --------
Cash flows from investing activities:
   Acquisition of property and equipment                                            (1,333)            (1,578)
   Loans to employees in exchange for notes receivable                                --               (2,230)
   Proceeds from sale of discontinued operations                                      --               46,000
   Acquisition of preferred stock of unaffiliated company                             --               (3,000)
                                                                                  --------           --------
               Net cash provided by (used in)
                   investing activities                                             (1,333)            39,192
                                                                                  --------           --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                          62              1,628
   Other                                                                               (63)               (94)
                                                                                  --------           --------
               Net cash provided by (used in) financing activities                      (1)             1,534
                                                                                  --------           --------
Effect of exchange rate changes on
   cash and cash equivalents                                                           (48)                 1
                                                                                  --------           --------
Net increase (decrease) in cash and cash equivalents                              $ (4,778)          $ 23,075
Cash and cash equivalents at beginning of year                                      46,575             22,977
                                                                                  --------           --------
Cash and cash equivalents at end of year                                          $ 41,797           $ 46,052
                                                                                  ========           ========
Supplemental disclosures:
   Cash paid for income taxes                                                     $   --             $  6,054
   Income tax refund                                                                 2,500               --
   Cash paid for interest                                                                3                 30

                          See accompanying notes to Condensed Consolidated Financial Statements.

                                                              5

     CYLINK CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (unaudited)


     1.   Basis of Presentation

         The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with Cylink's audited consolidated financial statements and notes thereto included in Cylink's Annual Report on Form 10-K for the year ended December 31, 1998. Interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

     2.   Restatement of Financial Results

         On November 5, 1998, Cylink publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of previously issued first and second quarter 1998 results and that all three quarters of 1998 were expected to show substantial operating losses. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. These restated results were announced in a press release dated December 16, 1998.

         As a result of the restatement, the statements of operations and financial position for the six months ended June 28, 1998 have been restated as follows:

                                                    Three Months Ended              Six Months Ended
                                                      June 28, 1998                  June 28, 1998
                                              ----------------------------     ----------------------------
                                              As Originally                    As Originally
                                                 Reported      As Restated        Reported      As Restated
                                                 --------        --------         --------        --------
                                                                     (in thousands)
Sales                                            $ 18,035        $ 12,363         $ 33,864        $ 20,425

Operating expenses                                 11,479          11,509           22,184          22,284

Income (loss) from
    continuing operations                           1,732          (1,667)           2,814          (5,042)

Net income (loss)                                $  1,732        $ (1,667)        $ 25,438        $ 17,475
                                                 ========        ========         ========        ========

Earnings (loss) per share - diluted
   Continuing operations                         $   0.06        $  (0.06)        $   0.09        $  (0.17)
   Discontinued operations                           --              --               0.75            0.77
                                                 ========        ========         ========        ========
   Net income (loss)                             $   0.06        $  (0.06)        $   0.84        $   0.60
                                                 ========        ========         ========        ========


                                                                                    As of June 28, 1998
                                                                                 -------------------------
Accumulated deficit                                                              $ (25,526)      $ (36,457)
                                                                                 =========       =========

                                                               6

     3.   Discontinued Operations

         On March 27, 1998, Cylink sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for $60.5 million ($46.0 million in cash and an unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). The sale resulted in an after tax gain of approximately $22.8 million. As a result, the operations of
     Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction-related accruals were charged to discontinued operations and reduced the gain on disposal. Pursuant to the restatement referred to in Note 2, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. On July 14, 1998, P-Com made a partial payment on its promissory note, which along with other credits, totaled $8.9 million. P-Com is disputing the remaining balance of the note which Cylink presently records at $3.5 million. Wireless revenues were $4.4 million in the first quarter of 1998 through the date of disposal.



     4.  Inventories

                                                     June 27,       December 31,
                                                       1999            1998
                                                     ---------------------------
                                                          (in thousands)

        Raw materials                                $ 1,935         $ 2,813
        Work in process and subassemblies              2,270           1,877
        Finished goods                                 1,659           5,599
                                                     -------         -------
                                                     $ 5,864         $10,289
                                                     =======         =======

     5.  Earnings (Loss) Per Share

         Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding. Cylink's only potentially dilutive securities are stock options. All potentially dilutive securities have been excluded from the computation of diluted earnings (loss) per share as their effect is anti-dilutive on the loss from continuing operations for the periods presented.

         As of June 27, 1999 and June 28, 1998, Cylink had 6,422,000 and 6,141,000 stock options outstanding with a weighted average exercise price of $4.74 and $8.97, respectively.

     6. Comprehensive Loss

         The components of comprehensive loss are as follows (in thousands):

                                                             Three Months Ended         Six Months Ended
                                                           June 27,      June 28,     June 27,     June 28,
                                                             1999          1998         1999         1998
                                                         -------------  ---------- -------------  --------
                                                                        (restated-                (restated-
                                                                        See Note 2)               See Note 2)
                                                         (in thousands)            (in thousands)
         Net income (loss)                                  $ (3,054)    $ (1,667)    $ (7,119)   $ 17,475
         Other comprehensive income (loss)                       (36)         (15)         (48)          1
                                                            --------     --------     --------    --------
         Total comprehensive income (loss)                  $ (3,090)    $ (1,682)    $ (7,167)   $ 17,476
                                                            ========     ========     ========    ========

     7.  New Lease

         On May 10, 1999, Cylink reached agreement to lease approximately 96,000 square feet of office and manufacturing space located in Santa Clara, California for use as it principal office and manufacturing facility. The lease term is for 120 months commencing approximately September 1, 1999, and includes an option to extend the lease for an additional 5 years on commercially reasonable terms. The Landlord is obligated to contribute up to $2.4 million for the construction of tenant's interior improvements; however, tenant's interior improvements are expected to exceed this allowance by approximately $1.9 million which is expected to be expended by Cylink during the third quarter of fiscal 1999. The lease agreement provides for the payment of rent on a net industrial lease basis commencing at $174,000 per month for the first year and escalating to $228,000 per month in the tenth year of the lease. Cylink's lease on its present 86,000 square foot headquarters facility has expired, and it is Cylink's intention to sublease its present manufacturing facility which occupies 34,500 square feet, which lease expires in June 2001.


     8.  Subsequent Events

         On July 21, 1999, Cylink acquired Virginia-based Security Design International, Inc., a security consulting and professional services company which provides network vulnerability assessments. Terms of the acquisition include a $400,000 cash payment, issuance of approximately 306,000 shares of Cylink's common stock to a three year escrow, and a deferred cash payout totaling $1.925 million based on revenue and operating income performance over a three year period. Total potential cost of the acquisition is up to $3.5 million.

         On August 5, 1999, Cylink amended the above referenced lease, to add an additional 46,000 square feet adjacent to its newly leased 96,000 square feet in Santa Clara, CA, for use as expansion space. The lease term on the additional space is 119 months commencing approximately October 1, 1999, and includes an option to extend the lease for an additional 5 years on commercially reasonable terms. The Landlord is obligated to make substantially all of tenant's interior improvements, currently estimated to cost $450,000. The lease agreement provides for the payment of rent on a net industrial lease basis commencing at $47,880 per month for the first year and escalating to $64,025 per month in the tenth year of the lease. Currently, the second floor of the facility is leased to an outside tenant for 5 years, at which point the leasehold interest will revert to Cylink on similar terms and conditions. Cylink intends to seek a subtenant for approximately half the remaining space on the first floor until its planned use.

     9.  Contingencies

         Cylink is currently engaged in litigation. See Part II, Item 1, "Legal Proceedings."

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report on Form 10-Q includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

         You should not rely too heavily on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or Cylink's predictions. For a description of these risks see Item 2. "Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in Cylink's other Exchange Act Reports.

         All forward-looking statements included in this document are based on information available to Cylink as of the date of this Report on Form 10-Q, and Cylink assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     RESTATEMENT OF FINANCIAL RESULTS

         On November 5, 1998, Cylink publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of previously issued first and second quarter 1998 results and that all three quarters of 1998 were expected to show substantial operating losses. Second quarter 1998 results reported in this Form 10-Q reflect the results of the restatement.

      DISCONTINUED OPERATIONS

         Pursuant to an asset purchase agreement dated March 27, 1998, Cylink sold its Wireless business to P-Com, Inc. See Note 3 of Notes to Condensed Consolidated Financial Statements. The sale resulted in an after tax gain of approximately $22.8 million. Except where noted, the following comments are associated with the continuing network security business.

     RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                Three Months Ended           Six Months Ended
                                               --------------------       ----------------------
                                               June 27,    June 28,       June 27,     June 28,
                                                 1999         1998           1999         1998
                                               --------   ----------      ---------  -----------
                                                          (restated)                  (restated)
 Revenue                                         100.0%       100.0%         100.0%       100.0%
 Cost of revenue                                  31.4%        32.3%          32.8%        32.4%
                                                 -----        -----          -----        -----
 Gross profit                                     68.6%        67.7%          67.2%        67.6%
                                                 -----        -----          -----        -----
 Operating expenses:
    Research and development, net                 25.9%        22.4%          27.7%        28.5%
    Selling and marketing                         40.9%        50.2%          43.0%        57.7%
    General and administrative                    21.7%        15.0%          21.8%        16.3%
    Amortization of purchased intangibles          4.5%         5.5%           5.0%         6.7%
                                                 -----        -----          -----        -----
             Total operating expenses             93.0%        93.1%          97.5%       109.1%
                                                 -----        -----          -----        -----
 Loss from operations                            -24.3%       -25.4%         -30.2%       -41.5%
 Other income                                      4.3%         4.6%           4.0%         3.5%
                                                 -----        -----          -----        -----
 Loss from continuing operations                 -20.1%       -20.7%         -26.3%       -38.0%
                                                 ====         =====          =====        =====

         Revenue. Revenue increased 23% from $12.4 million for the three months ended June 28, 1998 to $15.2 million for the three months ended June 27, 1999, and increased 33% from $20.4 million for the six months ended June 28, 1998 to $27.1 million for the six months ended June 27, 1999. The increase is attributable to increases in unit shipments of existing products, the introduction of products with higher average selling prices, and increased revenues associated with software maintenance and support services. International revenue was 37% and 48% of total revenue for the first quarter of 1998 and 1999, respectively.

         Cylink's revenue is derived primarily from sales of its family of commercial network security products, and to a lesser extent, from the license of software products. Fees for software maintenance and support services are charged separately. Revenue arising from sales of hardware products is recognized upon shipment to customers. Concurrently, a provision is made for estimated cost to repair or replace products under warranty arrangements. Revenue from sales to distributors is recognized upon shipment; no right of return, stock rotation or price protection is given. Revenue from sales to value added resellers is recognized upon shipment and concurrently a provision for estimated returns is recorded based on historical and anticipated experience.

         Cylink also derives revenue from the license of its software products as well as fees for software maintenance and support. Cylink's revenue recognition policy is consistent with Statement of Position 97-2, Software Revenue Recognition, and the related amendment SOP 98-4. Software license revenue is recognized when a written purchase order, license agreement or contract has been executed; delivery of software has occurred; no significant Company obligations remain; the fee is fixed and determinable; collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment and adjusted periodically by management based on historical and anticipated experience. Maintenance and support revenue consists of ongoing support and product updates and is deferred and recognized ratably over the term of the maintenance contract, which is typically twelve months. Software revenue, including related maintenance and support fees, was not material in any period presented.

         Gross Profit. Gross profit increased 25% from $8.4 million for the three months ended June 28, 1998 to $10.4 million for the three months ended June 27, 1999, and increased 32% from $13.8 million for the six months ended June 28, 1998 to $18.2 million for the six months ended June 27, 1999. The increase in dollars was primarily a result of the increase in revenue. As a percentage of sales, gross profit was 68% and 69% for the first quarter of 1998 and 1999, respectively. The increase in gross margin resulted primarily from improved manufacturing utilization and a higher profit margin product mix.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 41% from $3.2 million for the three months ended June 28, 1998 to $4.4 million for the three months ended June 27, 1999, and increased 36% from $6.2 million for the six months ended June 28, 1998 to $8.4 million for the six months ended June 27, 1999. Gross research and development expenses as a percentage of revenue were 26% for the second quarter of 1998 compared to 29% for the second quarter of 1999, and 30% for the first half of 1998 compared to 31% for the first half of 1999. The dollar increase resulted from increased spending on externally funded contracts, increased personnel, and development costs of new products, particularly in Israel. The increase in expense as a percentage of revenue is due to the accelerated spending on new products at a rate of growth faster than the growth rate of the revenues.

         From time to time Cylink receives engineering funding for development of projects to apply or enhance Cylink's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $0.4 million for the second quarter of 1998 as compared to $0.5 million for the second quarter of 1999, and $.4 million and $.9 million for the first half of 1998 and 1999, respectively.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses remained unchanged at $6.2 million for the both three months ended June 28, 1998 and June 27, 1999, respectively, and decreased 1% from $11.8 million for the six months ended June 28, 1998 to $11.6 million for the six months ended June 27, 1999. Selling and marketing expenses as a percentage of revenue were 50% for the second quarter of 1998 compared to 41% for the second quarter of 1999, and 58% for the first half of 1998 compared to 43% for the first half of 1999. Sales and marketing expenses remained unchanged overall for the second quarter of 1999, although reductions in travel, headcount and payroll related costs undertaken as a streamlining measure were offset by increased advertising, trade shows and other marketing costs. Selling and marketing expenses, expressed as a percentage of revenue, decreased as a result of the increased revenue base.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses increased 78% from $1.9 million for the three months ended June 28, 1998 to $3.3 million for the three months ended June 27, 1999. General and administrative expenses as a percentage of revenue were 15% for the second quarter of 1998 compared to 22% for the second quarter of 1999, and 16% for the first half of 1998 compared to 22% for the first half of 1999. The dollar and percentage of revenue increases in the second quarter of 1999 were primarily due to increases in legal fees for litigation defense, and accounting and consulting expenses resulting from the restatement, as well as recruiting and relocation expenses related to senior management transition.

         Amortization of Purchased Intangibles. Amortization relating to goodwill and other intangibles was $0.7 million in each period presented and relates to the acquisition of Algorithmic Research, Ltd and Algart Holdings, Ltd. (collectively "ARL") in September 1997.

         Benefit from Income Taxes. No provision for, or benefit from, income taxes was recognized in the quarter ended June 27, 1999 as Cylink incurred a net operating loss for income tax purposes and had no additional carryback potential.

         Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income, interest expense and, to a lesser extent, royalty income. Interest income, net, decreased from $0.7 million for the second quarter of 1998 to $0.6 million for the second quarter of 1999, principally due to lower cash and cash equivalent balances between periods.

     LIQUIDITY AND CAPITAL RESOURCES


         At June 27, 1999, Cylink had cash and cash equivalents of $41.8 million, working capital of $54.0 million and minimal long-term obligations. For the six months ended June 27, 1999, Cylink recorded a net loss of $7.1 million. Net cash used in operating activities for the six months ended June 27, 1999 of $3.4 million consisted primarily of the loss from continuing operations and an increase in accounts receivable of $3.7 million, offset in part by a decrease in inventories of $4.4 million. Both the increase in accounts receivable and the decrease in inventories were the result of increased sales. For the six months ended June 28, 1998, Cylink recorded net income of $17.5 million, principally due to the $22.8 million gain on sale of Wireless, offset by a loss from continuing operations of $5.0 million and a loss from discontinued operations of $.3 million. Net cash used in continuing operating activities for the first half of 1998 of $17.7 million consisted primarily of the loss from continuing operations of $10.7 million and increases in inventories in anticipation of increased sales and payment of estimated income taxes.

         Cash used in investing activities for the six months ended June 27, 1999 was $1.3 million, primarily to fund the license and implementation of an Oracle Enterprise Reporting and Planning System and the acquisition of related computer hardware. Cash provided by investing activities for the six months ended June 28, 1998 was $39.2 million, of which $46.0 million was attributed to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $1.6 million, long-term loans to employees of $2.2 million, and a $3.0 million investment in the preferred stock of an unaffiliated company.

         Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on Cylink's financial position or results of operations.

         On July 21, 1999, Cylink aquired Virginia-based Security Design International, Inc. ("SDI"), for a $400,000 cash payment, issuance of approximately 306,000 shares of Cylink's common stock, and a deferred cash payout of up to $1.925 million. See further description under Note 8
     "Subsequent Events" above. In additon to the acquistion cost, SDI is expected to utilize approximately $0.5 million in capitial equipment and operating loss requirements over the next 12 months.

         Cylink believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the next twelve months. However, Cylink may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. This additional financing may not be available on terms favorable to Cylink or its shareholders, if at all.

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

         Cylink  has  developed  a Year  2000  readiness  plan  for the  current versions of its products. Cylink has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products currently offered for sale are believed to be "Year 2000 Compliant." In some cases, Cylink's products require an upgrade provided by Cylink which is either sold as a complete substitute or as a kit sold with the product in order to be Year 2000 Compliant.

         Cylink has completed a review of its mission critical internal information systems (including the third-party software for its management information systems, networks and desktop applications, and its hardware telecommunications technology) and believes it has addressed all critical concerns. When deficiencies have been identified in critical components, Cylink is purchasing new or upgraded versions which have been certified by their vendors as compliant.

         Cylink has funded its Year 2000 plan from operating cash. While Cylink does not expect such costs to be material, Cylink will incur additional amounts related to the Year 2000 plan for administrative personnel to manage Cylink's readiness plans, technical support for its product engineering and customer satisfaction.

         Cylink has completed its plans to address Year 2000 readiness of its critical operations based on its perception of the known risks involved.

         Despite testing by Cylink and current and potential customers, and any assurances from developers of products incorporated into Cylink's products or in use in Cylink's business operations, Cylink's products may contain undetected errors or defects associated with Year 2000 date functions. Further, Cylink may be using products in its business operations which are not Year 2000 compliant. An unanticipated Year 2000 interruption could have material adverse financial consequences to Cylink or seriously impair business operations for an indefinite period of time.

         For a more comprehensive discussion of Cylink's Year 2000 plans and exposures, see the "Year 2000" topic under Part I, Item 2. "Risk Factors That May Affect Future Results."

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Recent  Losses;   Potential  Fluctuations  in  Operating  Results,   Future
     Operating Results Uncertain

         Cylink incurred losses from continuing operations in 1998 and for each of the prior four years. Cylink expects to incur net losses through at least 1999. Cylink may not increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

         Cylink has historically experienced significant fluctuations in its operating results on a quarterly basis and could experience such fluctuations in the future. Cylink's operating results are affected by a number of factors, many of which are outside of Cylink's control, including: the timing of the introduction of new or enhanced products by Cylink or its competitors; market acceptance of new products of Cylink, its customers and its competitors; the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty relating to intellectual property claims; competitive factors, including pricing pressures; changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials; expenses associated with obtaining, enforcing and defending claims with respect to intellectual property rights; the mix of products sold; changes in the percentage of products sold through Cylink's direct sales force; personnel changes; general economic conditions; and fluctuations in foreign currency exchange rates. Cylink expects to introduce a number of new products during the remainder of 1999. The failure of such new products to achieve market acceptance at the time anticipated by Cylink, or at all, would materially and adversely affect Cylink's financial condition and results of operations.

         In connection with the acquisition of ARL in September 1997, Cylink allocated $63.9 million of the purchase price to in-process research and development ("IPR&D"), and in accordance with generally accepted accounting principles recorded an immediate charge off of that amount on the date of acquisition. The amount allocated to IPR&D was determined in a manner consistent with widely recognized appraisal practices.

         In a letter dated September 15, 1998, to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") indicated the SEC Staff's concerns related to certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of the IPR&D. To the extent Cylink is required by the SEC Staff to retroactively revise its estimate of the value of IPR&D, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.


     Pending Litigation

         See Part II, Item 1. "Legal Proceedings."

     Dependence on Key Personnel

         On November 4, 1998, Mr. William C. Crowell, formerly Vice President of Product Strategy, was promoted to President and Chief Executive Officer, and on November 16, 1998, Mr. Roger A. Barnes became Cylink's Chief Financial Officer. Cylink's future success will depend on the abilities of Mr. Crowell and the contributions by its other executive officers, key management and technical personnel. The loss of the services of one or more of Cylink's executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on Cylink's business and operating results. Retention and attraction of such qualified personnel may become even more difficult for Cylink following Cylink's recent restatement of its financial statements and recently determined losses.

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

     Dependence on Recently Introduced and New Information Security Products

         Cylink's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of Cylink's virtual private networking ("VPN") hardware product and commercial versions of its public key infrastructure ("PKI") products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire and Cylink Frame Encryptor products. To date, Cylink has made only limited, and, in some cases, no commercial shipments of certain versions of such products. Furthermore, Cylink relies on a third party original equipment manufacturer to supply Cylink's ATM Encryptor product, and Cylink is dependent on this supplier for continued development, manufacture and support. These products may require additional development work, enhancement, testing or further refinement before they can achieve or in order to maintain market acceptance. If any of Cylink's products have performance, reliability, quality or other shortcomings, then such products could fail to achieve or maintain market acceptance. The failure by Cylink's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause Cylink to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on Cylink's business, financial condition and results of operations.

     Competition

         Competition is intense among providers of network security systems, and Cylink expects such competition to increase in the future. Significant competitive factors in these markets include the development of new products and features, product quality and performance, the quality and experience of sales, marketing and service organizations, product price, name recognition and perception of Company stability and long-term viability. Many of these factors are beyond Cylink's control. In addition, some factors, such as the perception of Cylink's stability and viability over the long term may have been adversely affected by the December 1998 restatement of Cylink's 1997 and first and second quarter 1998 financial statements, which could materially adversely impact Cylink's ability to compete.

         Cylink's competitors in the information security markets, including companies that offer products similar to or as an alternative to Cylink's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., Secure Computing Corporation, Security Dynamics Technologies, Inc., Racal-Guardata, Inc., and Information Resource Engineering, Inc. Cylink's OEM supplier of its ATM Encryptor product also competes with Cylink, through distribution channels, for sales of this product. In addition, Northern Telecom Limited, AT&T, Motorola Corporation, and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. A number of
     significant   vendors,
     including Microsoft Corporation, Netscape Communications Corporation and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by Cylink's products, Cylink's products may no longer be required by customers to attain network security.

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

         Cylink has developed a Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. Cylink continues to respond to customer concerns about prior versions of its products on a case-by-case basis.

         Cylink has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. As a result, the current versions of each of its products currently offered for sale are believed to be "Year 2000 Compliant" as defined below when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or Cylink's products are also Year 2000 Compliant. In some cases, Cylink's products require an upgrade provided by Cylink which is either sold as a complete substitute or as a kit sold with the product in order to be Year 2000 Compliant.

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

         Despite testing by Cylink and current and potential customers, and any assurances from developers of products incorporated into Cylink's products, Cylink's products may contain undetected errors or defects associated with Year 2000 date functions. Also, certain prior versions of Cylink's products are not fully Year 2000 Compliant, and Cylink is working to address these issues by offering for sale upgrades to compliant versions. Known or unknown errors or defects in Cylink's products could result in delay or loss of revenue, diversion of development resources, damage to Cylink's reputation, or increased service and warranty costs, any of which could materially adversely affect Cylink's business, operating results, or financial condition.

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

         Cylink has completed a review of its mission critical internal information systems (including the third-party software for its management information systems, networks and desktop applications, and its hardware telecommunications technology) and believes it has addressed all critical concerns. To the extent that Cylink is not been able to test the technology provided by third-party vendors, Cylink will purchase upgrades for versions which have been certified by their vendors as compliant. Although Cylink is not currently aware of any material operational issues or costs associated with preparing its internal information systems for the Year 2000, Cylink may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its information systems.

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

         Cylink has completed its plans to address Year 2000 readiness of its critical operations based on its perception of the known risks involved. However, were Cylink to experience an unanticipated Year 2000 interruption, business operations could be seriously impaired for an indefinite period of time until remedial efforts could be achieved.

     Management of Growth And Reduction In Employees

         Cylink has recently and may continue to experience substantial fluctuations in the number of employees and the scope of its operations in the network security business, resulting in increased responsibilities for management. To manage its business effectively, Cylink will need to continue to improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. Competition is intense for qualified technical, marketing and management personnel, particularly highly skilled engineers. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. Cylink has experienced delays in filling positions for engineering personnel and Cylink expects to experience continued difficulty in filling its needs for qualified engineers and other personnel, especially given the recent announcement regarding the restatement of its financial results and associated issues. There can be no assurance that Cylink will be able to effectively achieve or manage any future growth, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on Cylink's financial condition and results of operations.

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

         In September 1997, Cylink acquired Algorithmic Research, Ltd. ("ARL") and assumed responsibility for management of its worldwide operations which currently consists of approximately eighty-four employees. Cylink is heavily dependent on ARL's success in continuing to develop marketable technology and products, such as the PrivateWire family, including PrivateSafe and PrivateCard, toolkits and other components, as well as
     Cylink's next generation hardware VPN product. Key factors which will determine ARL's success include whether Cylink can integrate ARL's management, employee culture and organizational practices into Cylink, whether Cylink can adequately fund ARL's development objectives, whether Cylink can provide accurate information for ARL to focus its technology on significant market opportunities, and whether Cylink can predict the most attractive features and functions for ARL's products. Cylink's success in realizing the anticipated return from its investment in ARL also will be determined by Cylink's ability to position and introduce ARL's products into Cylink's markets and channels, and Cylink's ability to provide adequate sales and customer support for ARL's products. To date, Cylink's efforts to market ARL's products through Cylink's direct sales channel have not met Cylink's expectations due to differences between the sales expertise required for selling the ARL products and that required for Cylink's other products. Consequently, Cylink has recently reorganized the management of ARL to strengthen ARL's responsibility for marketing and sales of its products. In addition, ARL's improvements and development of new products have been delayed by inadequate coordination between engineering departments located in Sunnyvale, CA and Petach Tikva, Israel. This inadequate coordination to date is due to differing engineering practices concerning development planning and restrictions imposed by U.S. export control laws governing the transfer of cryptographic expertise. Cylink and ARL's successful working relationship may be hindered significantly by differences between the two organizations created by time, distance, language and culture. ARL operates from its principal offices in Israel, a country which is vulnerable to disruption due to the sudden outbreak of hostilities with its neighbors and various indigenous factions. Many of ARL's employees have extensive commitments to the country's military organizations which may require a loss of their services on the Company's behalf in times of political instability.

     Intellectual Property and Other Proprietary Rights

         Cylink relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. Cylink owns a number of U.S. patents covering certain aspects of its network security product designs, and has additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by Cylink will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Cylink or that any of Cylink's pending or future patent applications will be issued with the scope of the claims sought by Cylink, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to Cylink's technology, duplicate Cylink's technology or design around the patents owned by Cylink. Cylink may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which Cylink's products are or may be developed, manufactured or sold may not protect Cylink's products and intellectual property rights to the same extent as the laws of the United States. The inability of Cylink to protect its intellectual property adequately could have a material adverse effect on its financial condition and results of operations.

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

         Due to U.S. and Israeli government regulations restricting the export of cryptographic devices and software, including certain of Cylink's network security products, Cylink is often at a disadvantage in competing for international sales compared to companies located outside the United States and Israel that are not subject to such restrictions. Cylink is unable to offer its products to certain types of foreign customers and, on occasion, has lost sales due to uncertainty over whether Cylink will be permitted to sell its products. The regulatory environment in the United States for export of encryption products is particularly unsettled, with various pending legislative initiatives and conflicting judicial decisions, all causing substantial uncertainty in Cylink's international market. This confusion is often exacerbated by U.S. vendors' incomplete or inaccurate press releases concerning export licenses for their products, and foreign competitors marketing campaigns which stress the restrictions on purchasing encryption products from U.S. vendors. There is no assurance that this disruption will end anytime within the near future.

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


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Cylink's market risk exposures are set forth in its Annual Report on Form 10-K for the year ended December 31, 1998 and have not changed significantly.

     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

         On March 7, 1997, ten former employees of Cylink filed suit in action No. CV764647 in the Superior Court of California, County of Santa Clara, asserting claims for wrongful termination and various related causes of action. Since the action was filed, Cylink has obtained various orders granting summary judgement and dismissal of the majority of the claims. Discovery with respect to the remaining claims is continuing, with trial expected by late 1999. Although Cylink has placed its insurers on notice of these claims and has received reimbursement from one insurer for a portion of its legal fees and costs, all of the remaining insurers have reserved their rights and defenses under their policies, and the extent of the
     insurers'   collective   liability  under  their  respective   policies  is
     undetermined. Cylink believes the terminations were lawful, in the best interest of Cylink, and intends to defend the matter vigorously. The continued defense of this matter will require the expenditure of significant legal fees and costs. An unfavorable outcome which exceeds Cylink's insurance coverage, could also result in a material adverse effect on Cylink's financial condition.

         After asserting certain deductions arising under the contract dated June 27, 1998, for the purchase of Cylink's Wireless Group, P-Com made a partial payment on July 14, 1998, in the amount of $8.9 million on its promissory note dated April 1, 1998 (the "Note"). On June 8, 1999, Cylink initiated arbitration proceedings with P-com to obtain payment on the outstanding balance of the Note, including interest, of approximately $6.6 million. No hearings have yet been scheduled.

         On September 3, 1998, P-Com put Cylink on notice that certain shipments in the fourth quarter of 1997 and the first quarter of 1998 by Cylink's former Wireless Group and having an invoice value of approximately $3.5 million had been seized by an agency of the United States Department of the Treasury and that P-Com intends to hold Cylink responsible for the consequences of this event. P-Com is currently petitioning for release of the goods. Based on Cylink's investigation to date, Cylink believes either that the grounds for the seizure are unfounded or that P-Com is responsible for this action. Cylink has no reason at this time to believe that it is the subject of any official investigation and Cylink has been informed that P-Com is presently petitioning for the release of the seized goods. A failure by P-com to obtain release of the shipment due to a violation of law by Cylink might adversely affect the amount collected from P-Com on its outstanding obligations under the promissory note, including payment of any relevant fines or penalties.

         On September 14, 1998, Cylink announced that its earnings for the third quarter of 1998 would be below consensus estimates. On November 5, 1998, Cylink announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and Cylink announced that its first and second quarter earnings of 1998 would have to be restated and that it would have operating losses for each of the three quarters for the period ended September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. Cylink has filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10-K for 1997. Between November 6 and November 25, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

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

     Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held on May 14, 1999. The vote of holders of record of 29,118,467 shares of Cylink's common stock outstanding at the close of business on March 29, 1999 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

(b)      The  following  persons were elected  Directors of Cylink at the Annual
         Meeting:

                                    Votes For         Votes Withholding
         Elwyn Berlekamp            24,328,461              95,348
         Paul Gauvreau              24,309,505             114,304
         Regis McKenna              24,326,561              97,248

     (c) There were no other matters voted on at the meeting.

     Item 5.   Other Information

         Any shareholder proposal submitted with respect to Cylink's 2000 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by Cylink after March 5, 2000.

     Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits.

                 Exhibit
                 Number                     Description of Exhibit
                 ------                     ----------------------
                 27.1 Financial Data Schedule for the fiscal quarter ended June 27, 1999

(b)      Reports on Form 8-K.

         Cylink filed a report on Form 8-K on July 19, 1999 as required by Item 4 of Form 8-K with respect to a change in accountants. On July 12, 1999, Cylink retained Deloitte & Touche LLP as its independent accounting firm and dismissed PricewaterhouseCoopers LLP. The change in the independent accountants was approved by the Audit Committee of Cylink's Board of
     Directors and does not reflect any disagreements with PricewaterhouseCoopers LLP over matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


         Items 2 and 3 are not applicable and have been omitted.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date: August 10, 1999              CYLINK CORPORATION

                                            By: /s/  ROGER A. BARNES
                                                Roger A. Barnes
                                                Vice President of Finance
                                                and Administration and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)