Form 10-Q
period 1999-09-26
CYLINK CORP /CA/
filed 1999-11-10
CIK 1005230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

                           Commission File No. 0-27742


                               CYLINK CORPORATION
             (Exact name of registrant as specified in its charter)




              California                                    95-3891600
    State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                                 3131 Jay Street
                              Santa Clara, CA 95054
                    (Address of principal executive offices)


                                 (408) 855-6100
              (Registrant's telephone number, including area code)


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

As of November 8, 1999, there were 29,730,000 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 1999

                                      INDEX




                                                                            Page
                                                                            ----

         Facing Sheet                                                          1

         Index                                                                 2

Part I   Financial information

Item 1   Financial Statements and Supplementary Data

         a)   Condensed  Consolidated Balance Sheets at September
              26, 1999 and December 31, 1998                                   3

         b)   Condensed Consolidated Statements of Operations for
              the three and nine months ended  September 26, 1999
              and September 27, 1998                                           4

         c)   Condensed  Consolidated  Statement of Cashflows for
              the  nine  months  ended  September  26,  1999  and
              September 27, 1998                                               5

         d)   Notes   to   Condensed    Consolidated    Financial
              Statements                                                       6

Item 2    Management's   discussion  and  analysis  of  financial
          condition and results of operations                                  9

Part II   Other Information                                                   21

          Signature                                                           22

Exhibit   Exhibit 27.1, Financial data schedule                               23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data; unaudited)
                                                                September 26,  December 31,
                                                                     1999        1998
                                                                  ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                      $  38,180    $  46,575
   Accounts receivable, net of allowances of $1,425 and $1,251       14,974        7,958
   Note receivable                                                     --          3,545
   Inventories                                                        5,102       10,289
   Deferred income taxes                                              4,504        4,495
   Other current assets                                               2,971        6,675
                                                                  ---------    ---------
            Total current assets                                     65,731       79,537

Restricted cash                                                       1,400         --
Property and equipment, net                                           8,336        5,731
Acquired technology, goodwill and other intangibles                   3,873        5,341
Notes receivable from employees or former employees                   3,282        2,558
Other assets                                                          1,203        1,151
                                                                  ---------    ---------
                                                                  $  83,825    $  94,318
                                                                  =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt        $      29    $     120
   Accounts payable                                                   6,381        3,656
   Accrued liabilities                                                6,616        8,230
   Accrued liabilities related to discontinued operations              --          3,878
   Income taxes payable                                               1,045        1,091
   Deferred revenue                                                   2,175        1,975
                                                                  ---------    ---------
         Total current liabilities                                   16,246       18,950
                                                                  ---------    ---------

Capital lease obligations and long-term debt                            114          147
                                                                  ---------    ---------

Commitments and Contingencies (Note 9)

Shareholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized
      none issued or outstanding                                       --           --
   Common stock, $.01 par value; 40,000,000 shares authorized
      29,573,000 and 29,115,000 shares issued and outstanding .         296          291
   Additional paid-in capital                                       126,237      123,929
   Deferred compensation                                             (1,989)        (167)
   Accumulated other comprehensive loss                                (197)         (61)
   Accumulated deficit                                              (56,882)     (48,771)
                                                                  ---------    ---------
            Total shareholders' equity                               67,465       75,221
                                                                  ---------    ---------
                                                                  $  83,825    $  94,318
                                                                  =========    =========

          See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data; unaudited)
                                                                             Three Months Ended               Nine Months Ended
                                                                          ------------------------        ------------------------
                                                                        September 26,   September 27,   September 26,  September 27,
                                                                            1999            1998            1999           1998
                                                                          --------        --------        --------        --------
Revenue                                                                   $ 15,092        $ 12,130        $ 42,186        $ 32,555
Cost of revenue                                                              4,157           5,924          13,038          12,545
                                                                          --------        --------        --------        --------
Gross profit                                                                10,935           6,206          29,148          20,010
                                                                          --------        --------        --------        --------

Operating expenses:
   Research and development, net                                             3,783           6,222          11,276          12,037
   Selling and marketing                                                     6,424           6,170          18,061          17,950
   General and administrative                                                3,800           2,452           9,716           5,782
   Amortization of purchased intangibles                                       724             679           2,084           2,038
                                                                          --------        --------        --------        --------
            Total operating expenses                                        14,731          15,523          41,137          37,807
                                                                          --------        --------        --------        --------

Loss from operations                                                        (3,796)         (9,317)        (11,989)        (17,797)

Other income (expense):
         Interest income, net                                                  420             542           1,356           1,381
         Royalty and other income (expense), net                               138              32             276             (83)
                                                                          --------        --------        --------        --------
                                                                               558             574           1,632           1,298
                                                                          --------        --------        --------        --------

Loss from continuing operations before income taxes                         (3,238)         (8,743)        (10,357)        (16,499)
Benefit for income taxes                                                      --            (3,060)           --            (5,774)
                                                                          --------        --------        --------        --------
Loss from continuing operations                                             (3,238)         (5,683)        (10,357)        (10,725)
Loss from discontinued operations,
   net of tax (Note 2)                                                        --              --              --              (259)
Gain on disposal of discontinued operations,
   net of tax (Note 2)                                                       2,246            --             2,246          22,776
                                                                          --------        --------        --------        --------
Net income (loss)                                                         $   (992)       $ (5,683)       $ (8,111)       $ 11,792
                                                                          ========        ========        ========        ========

Earnings (loss) per share - basic:
   Continuing operations                                                  $  (0.11)       $  (0.20)       $  (0.36)       $  (0.37)
   Discontinued operations                                                    0.08            --              0.08            0.78
                                                                          --------        --------        --------        --------
   Net income (loss)                                                      $  (0.03)       $  (0.20)       $  (0.28)       $   0.41
                                                                          ========        ========        ========        ========

Earnings (loss) per share - diluted:
   Continuing operations                                                  $  (0.11)       $  (0.20)       $  (0.36)       $  (0.37)
   Discontinued operations                                                    0.08            --              0.08            0.78
                                                                          --------        --------        --------        --------
   Net income (loss)                                                      $  (0.03)       $  (0.20)       $  (0.28)       $   0.41
                                                                          ========        ========        ========        ========

Shares used in per share calculation - basic                                29,180          29,082          29,144          28,971
                                                                          ========        ========        ========        ========

Shares used in per share calculation - diluted                              29,180          29,082          29,144          28,971
                                                                          ========        ========        ========        ========

                               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)
                                                                                                          Nine Months Ended
                                                                                                      --------------------------
                                                                                                   September 26,       September 27,
                                                                                                        1999              1998
                                                                                                      --------          --------
Cash flows from operating activities:
   Net income (loss)                                                                                  $ (8,111)         $ 11,792
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Write-off of minority investment in unaffiliated company                                          --               3,000
         Gain on disposal of discontinued operations                                                    (2,246)          (22,776)
         Loss on disposition of property and equipment                                                     190              --
         Depreciation & amortization                                                                     4,169             3,695
         Deferred income taxes                                                                              (9)              (96)
         Amortization of imputed interest on Note receivable                                              (184)             --
         Amortization of deferred compensation related to stock options                                    212                62
         Changes in assets and liabilities (net of effects of acquisitions):
            Accounts receivable                                                                         (6,883)              431
            Inventories                                                                                  5,187            (3,602)
            Other assets                                                                                 2,650               472
            Accounts payable                                                                             2,717               925
            Accrued liabilities                                                                         (1,551)          (10,971)
            Income taxes payable                                                                           (46)             --
            Deferred revenue                                                                               200             1,172
                                                                                                      --------          --------
         Net cash used in continuing operations                                                         (3,705)          (15,896)
         Net cash used in discontinued operations                                                         (529)           (7,173)
                                                                                                      --------          --------
               Net cash used in operating activities                                                    (4,234)          (23,069)
                                                                                                      --------          --------

Cash flows from investing activities:
   Investment in restricted cash                                                                        (1,400)             --
   Acquisition of property and equipment                                                                (4,927)           (2,157)
   Loans to employees in exchange for notes receivable                                                    (565)           (2,289)
   Proceeds from sale of discontinued operations                                                          --              54,879
   Collection of Note Receivable (Note 2)                                                                3,250              --
   Acquisition of S.D.I. (Note 8)                                                                         (538)             --
   Acquisition of preferred stock of unaffiliated company                                                 --              (3,000)
                                                                                                      --------          --------
               Net cash provided by (used in)
                   investing activities                                                                 (4,180)           47,433
                                                                                                      --------          --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                             279             1,751
   Other                                                                                                  (124)             (146)
                                                                                                      --------          --------
               Net cash provided by financing activities                                                   155             1,605
                                                                                                      --------          --------
Effect of exchange rate changes on
   cash and cash equivalents                                                                              (136)               36
                                                                                                      --------          --------
Net increase (decrease) in cash and cash equivalents                                                    (8,395)           26,005
Cash and cash equivalents at beginning of year                                                          46,575            22,977
                                                                                                      --------          --------
Cash and cash equivalents at end of year                                                              $ 38,180          $ 48,982
                                                                                                      ========          ========

Supplemental disclosures:
   Cash paid for income taxes                                                                         $   --            $  8,215
   Cash paid for interest                                                                                    3                55

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

2.   Discontinued Operations

    On March 27, 1998, Cylink sold its Wireless Communications Group ("Wireless") to P-Com, Inc. for $60.5 million ($46.0 million in cash and an unsecured promissory note in the amount of $14.5 million due 100 days after closing, subject to closing adjustments). The sale resulted in an after tax gain of approximately $22.8 million. As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction-related accruals were charged to discontinued operations and reduced the gain on disposal. Pursuant to the restatement of revenues and operating results referred to in Form 10-K for the year ended December 31, 1998, certain revenues of Wireless previously recognized in the fourth quarter of 1997 and the first quarter of 1998 were adjusted. Wireless revenues were $4.4 million in the first quarter of 1998 through the date of disposal.

    On July 14, 1998, P-Com made a partial payment on its promissory note, which along with other credits, totaled $8.9 million. On August 23, 1999, Cylink accepted as a complete settlement of all outstanding claims and counter-claims a total of $3.25 million of the outstanding balance. After the elimination of other claims by Cylink against P-Com and offsetting certain reserves against those assets, Cylink recorded an additional net gain on disposal of discontinued operations, net of tax, of $2.2 million.

3.  Inventories

                                           September 26,           December 31,
                                           -------------------------------------
                                                      (in thousands)
Raw materials                                 $ 2,003                $ 2,813
Work in process and subassemblies                 615                  1,877
Finished goods                                  2,484                  5,599
                                              -------                -------
                                              $ 5,102                $10,289
                                              =======                =======


4.  Earnings (Loss) Per Share

    Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding excluding 306,302 shares escrowed pursuant to the acquisition of S.D.I. disclosed in Note 8 below. Diluted earnings (loss) per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding. Cylink's only potentially dilutive securities are shares exercisable pursuant to currently outstanding stock options and escrowed shares. All potentially dilutive securities have been excluded from the computation of diluted earnings (loss) per share as their effect is anti-dilutive on the loss from continuing operations for the periods presented.

    As of September 26, 1999 and September 27, 1998, Cylink had 6,699,000 and 6,081,000 stock options outstanding with a weighted average exercise price of $4.82 and $9.01, respectively.

5. Comprehensive Loss

    The components of comprehensive loss are as follows (in thousands):

                                                      Three Months Ended                    Nine Months Ended
                                                 -------------------------------      -------------------------------
                                                 September 26,      September 27      September 26,      September 27
                                                      1999              1998               1999              1998
                                                    --------          --------           --------         --------
                                                          (in thousands)                       (in thousands)
   Net income (loss)                                $   (992)         $ (5,683)          $ (8,111)        $ 11,792
   Other comprehensive income (loss)                     (88)               35               (136)             (27)
                                                    --------          --------           --------         --------
   Total comprehensive income (loss)                $ (1,080)         $ (5,648)          $ (8,247)        $ 11,765
                                                    ========          ========           ========         ========


6.  New Lease

    On May 10, 1999, Cylink reached an agreement to lease approximately 96,000 square feet of office and manufacturing space located in Santa Clara, California for use as its principal office and manufacturing facility. The lease term is for 120 months and commenced on September 1, 1999, and includes an option to extend the lease for an additional 5 years on commercially reasonable terms. The lease agreement provides for the payment of rent on a net industrial lease basis commencing at $174,000 per month for the first year and escalating to $228,000 per month in the tenth year of the lease. It is Cylink's intention to sublease its former manufacturing facility, occupying 34,500 square feet, under its lease that expires in June 2001, which carries a minimum monthly lease obligation of $32,775. Cylink's lease on its former headquarters facility expired on September 17, 1999.

    On August 5, 1999, Cylink amended its lease for the Santa Clara premises to add an additional 46,000 square feet directly adjacent to this facility for use as expansion space. The lease term on the additional space is 119 months commencing approximately October 1, 1999, and includes an option to extend the lease for an additional 5 years on commercially reasonable terms. The amended lease provides for the payment of additional rent on a net industrial lease basis commencing at $47,513 per month for the first year and escalating to $57,457 per month in the tenth year of the lease for approximately 22,000 square feet of the newly added space. The remaining 24,000 square feet of the facility is currently leased to an outside tenant for a term not exceeding 5 years, after which the leasehold interest will revert to Cylink on similar terms and conditions to the initial 22,000 square feet, with rent for this additional space escalating from $59,100 in the sixth year to $64,025 per month in the tenth year of the lease.

7.       Restricted Cash

    As part of the lease agreement referenced in Note 6, the Company posted a cash deposit in the amount of $1.4 million with its bank to secure a Standby Letter of Credit in favor of the landlord which serves as an additional security deposit. The lease agreement provides for the release of all of this portion of the security deposit after four years upon the achievement of certain financial profitability goals. Accordingly, Cylink has classified this as a long-term asset.

8.   Business Acquisition

    On July 21, 1999, Cylink acquired Virginia-based Security Design International, Inc. (S.D.I.), a security consulting and professional services company which provides network vulnerability assessments. Concurrent with the acquisition, Cylink entered into employment contracts with four S.D.I. shareholders. In connection with the acquisition and employment agreements, Cylink (1) paid $450,000 cash, (2) issued 306,302 shares of Cylink common shares into escrow, to be released in annual installments as the shares vest over a three-year employment period, (3) issued options to purchase 150,000 Cylink common shares which vest over four years, and (4) agreed to pay bonuses of up to $1.925 million contingent upon continued employment and the achievement of specified revenue and profitability goals over three years. Transaction costs totaled approximately $132,000. Deferred compensation resulting from the issuance of the escrowed common shares and the stock options totaled approximately $2,034,000 and is reported as a reduction to shareholders equity, to be amortized over the applicable vesting period. The goodwill resulting from the acquisition (approximately $436,000) will be amortized over three years. The purchase price allocation is preliminary and subject to adjustment based on additional information concerning the fair value of assets acquired and liabilities assumed. The pro forma results of operations of S.D.I., assuming the acquisition had occurred as of January 1, 1999, would not be material to Cylink's consolidated financial statements.

9.  Contingencies

    Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



    This Report on Form 10-Q includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

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

DISCONTINUED OPERATIONS

    Pursuant to an asset purchase agreement dated March 27, 1998, Cylink sold its Wireless business to P-Com, Inc. See Note 2 of Notes to Condensed
Consolidated Financial Statements. The sale resulted in an overall after-tax gain of approximately $25.0 million. Except where noted, the following comments are associated with the continuing network security business.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                               Three Months Ended   Nine Months Ended
                                                               ------------------   -----------------
                                                                Sep 26,   Sep 27,   Sep 26,   Sep 27,
                                                                 1999      1998      1999      1998
                                                                -----     -----     -----     -----
Revenue                                                         100.0%    100.0%    100.0%    100.0%
Cost of revenue                                                  27.5%     48.8%     30.9%     38.5%
                                                                -----     -----     -----     -----
Gross profit                                                     72.5%     51.2%     69.1%     61.5%

Operating expenses:
   Research and development, net                                 25.1%     51.3%     26.7%     37.0%
   Selling and marketing                                         42.6%     50.9%     42.8%     55.1%
   General and administrative                                    25.2%     20.2%     23.0%     17.8%
   Amortization of purchased intangibles                          4.8%      5.6%      4.9%      6.3%
                                                                -----     -----     -----     -----
            Total operating expenses                             97.6%    128.0%     97.5%    116.1%
                                                                -----     -----     -----     -----

Loss from operations                                            -25.2%    -76.8%    -28.4%    -54.7%

Other income                                                      3.7%      4.7%      3.9%      4.0%
                                                                -----     -----     -----     -----

Loss from continuing operations before income taxes             -21.5%    -72.1%    -24.6%    -50.7%
                                                                =====     =====     =====     =====

    Revenue. Revenue increased 24% from $12.1 million for the three months ended September 27, 1998 to $15.1 million for the three months ended September 26, 1999, and increased 30% from $32.6 million for the nine months ended September 27, 1998 to $42.2 million for the nine months ended September 26, 1999. These increases were attributable to increases in unit shipments of existing products, shipments of products with higher average selling prices, and increased revenues associated with software maintenance and support services. International revenue was 38% and 52% of total revenue for the third quarter of 1998 and 1999, respectively.

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

    Cylink also derives revenue from the license of its software products as well as fees for software maintenance and support. Cylink's revenue recognition policy is consistent with Statement of Position 97-2, Software Revenue Recognition, and the related amendment SOP 98-4. Software license revenue is recognized when a written purchase order, license agreement or contract has been executed; delivery of software has occurred; no significant Company obligations remain; the fee is fixed and determinable; collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment and adjusted periodically by management based on historical and anticipated experience. Maintenance and support revenue consists of ongoing support and product updates and is deferred and recognized ratably over the term of the maintenance contract, which is typically twelve months. Software revenue, including related maintenance and support fees, was not material in any period presented.

    Since its acquisition of S.D.I. in July 1999, Cylink also derives revenues from network security consulting services. These include vulnerability assessment, incident response assessment, design review and training, as well as general consulting services. Services are delivered on either a firm fixed price or time & materials basis, depending upon customer preference and availability of required estimating information. Revenue on fixed price services is recognized on a percentage of completion basis. Some services are rendered on a time-and-materials basis, and revenue for those services is recognized as the services are performed. For the quarter ended September 26, 1999, revenue from professional services was not material.

    Gross Profit. Gross profit increased 76.2% from $6.2 million for the three months ended September 27, 1998 to $10.9 million for the three months ended September 26, 1999, and increased 46% from $20.0 million for the nine months ended September 27, 1998 to $29.1 million for the nine months ended September 26, 1999. The increase in dollars was primarily a result of the increase in revenue. As a percentage of sales, gross profit increased to 72% in the third quarter of 1999 from 51% for the third quarter of 1998. This increase resulted primarily from improved manufacturing utilization generating increased overhead absorbtion and a product mix of higher profit margin products.

    Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities and supplies. Research and development expenses for the third quarter of 1998 included a one-time charge of $3.0 million related to the write off of a minority investment in an unaffiliated company. Ignoring this one-time charge, gross research and development expenses increased 7% from $3.9 million for the three months ended September 27, 1998 to $4.1 million for the three months ended September 26, 1999, and increased 25% from $10.1 million for the nine months ended September 27, 1998 to $12.5 million for the nine months ended September 26, 1999. Gross research and development expenses as a percentage of revenue, ignoring the one-time write off, were 32% for the third quarter of 1998 compared to 27% for the third quarter of 1999, and 31% for the first nine months of 1998 compared to 30% for the first nine months of 1999. The dollar increase resulted from increased spending on externally funded contracts, increased personnel, and development costs of new products, particularly in Israel. The decrease in expense as a percentage of revenue was due to an increase in revenue growth at a rate of faster than the growth rate of spending on new products.

    From time to time Cylink receives engineering funding for development of projects to apply or enhance Cylink's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $0.6 million for the third quarter of 1998 and $0.3 million for the third quarter of 1999, and $1.0 million and $1.3 million for the first nine months of 1998 and 1999, respectively.

    Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 4% from $6.2 million for the three months ended September 27, 1998 to $6.4 million for the three months ended September 26, 1999, and increased 1% from $18.0 million for the nine months ended September 27, 1998 to $18.1 million for the nine months ended September 26, 1999. Selling and marketing expenses as a percentage of revenue were 51% for the third quarter of 1998 compared to 43% for the third quarter of 1999, and 55% for the first nine months of 1998 compared to 43% for the first nine months of 1999. These modest spending increases were primarily due to increased travel related costs attributable to further development of Cylink's US channels organization and higher occupancy costs. Selling and marketing expenses, expressed as a percentage of revenue, decreased as a result of the increased revenue base.

    General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses increased 55% from $2.5 million for the three months ended September 27, 1998 to $3.8 million for the three months ended September 26, 1999, and increased 68% from $5.8 million for the nine months ended September 26, 1998 to $9.7 million for the nine months ended September 26, 1999. General and administrative expenses as a percentage of revenue were 20% for the third quarter of 1998 compared to 25% for the third quarter of 1999, and 18% for the first nine months of 1998 compared to 23% for the first nine months of 1999. The dollar and percentage of revenue increases in the third quarter of 1999 were primarily due to non-capitalized training and supply costs associated with Cylink's new Enterprise Resource Planning system, relocation and excess facilities costs, an additional provision for doubtful accounts of $.2 million and additional professional services costs.

    Amortization of Purchased Intangibles. Amortization relating to goodwill and other intangibles was $0.7 million in each period presented and relates to the acquisition of Algorithmic Research, Ltd and Algart Holdings, Ltd. (collectively "ARL") in September 1997, and the acquisition of S.D.I. in the third quarter of 1999.

    Benefit from Income Taxes. No provision for, or benefit from, income taxes was recognized in the quarter ended September 26, 1999 as Cylink incurred a net operating loss for income tax purposes and had no additional loss carryback potential.

    Other Income (Expense), Net. Other income (expense), net, consists primarily of interest income, interest expense and, to a lesser extent, royalty income. Interest income, net, decreased from $0.5 million for the third quarter of 1998 to $0.4 million for the third quarter of 1999, principally due to lower cash and cash equivalent balances between periods.


LIQUIDITY AND CAPITAL RESOURCES

    At September 26, 1999, Cylink had cash and cash equivalents of $38.2 million, working capital of $49.5 million and minimal long-term obligations. For the nine months ended September 26, 1999, Cylink recorded a net loss of $8.1 million. Operating activities used $4.2 million in the nine months ended September 26, 1999. This consisted primarily of the loss from continuing operations and an increase in accounts receivable of $6.9 million, offset in part by a decrease in inventories of $5.2 million Both the increase in accounts receivable and the decrease in inventories were the result of increased sales. For the nine months ended September 27, 1998, Cylink recorded net income of $11.8 million, principally due to the $22.8 million gain on sale of Wireless, offset by a loss from continuing operations of $10.7 million and a loss from discontinued operations of $.3 million. For the first nine months of 1998 continuing operations used $15.9 million. This consisted primarily of the loss from continuing operations of $10.7 million, increases in inventories in anticipation of increased sales and payment of estimated income taxes related to the gain on sale of Wireless.

    Investing activities for the nine months ended September 26, 1999 used $4.2 million in cash. These expenditures consisted primarily of investments in fixed assets totaling $4.9 million, the investment of $1.4 million in restricted cash to secure a standby letter of credit, long-term loans to employees of $.6 million, and a $.5 million cash investment in S.D.I., offset in part by the collection of a note receivable of $3.25 million. The investments in fixed assets consisted primarily of the license and implementation costs of an Oracle Enterprise Resource Planning system, the acquisition of related computer hardware, and tenant improvements and furniture in connection with Cylink's new lease. Cash provided by investing activities for the nine months ended September 27, 1998 was $47.4 million, of which $54.9 million was attributed to the sale of Wireless. The funds attributable to the Wireless sale were partially offset by expenditures for property and equipment of $2.2 million, long-term loans to employees of $2.2 million, and a $3.0 million minority investment in the preferred stock of an unaffiliated company.

    Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on Cylink's financial position or results of operations.

    On July 21, 1999, Cylink acquired Virginia-based Security Design International, Inc.("S.D.I."), for a $450,000 cash payment, issuance of approximately 306,000 shares of Cylink's common stock, and a deferred cash bonus of up to $1.925 million. In connection with the terms of the acquisition, Cylink recorded a non-cash, deferred compensation charge of $1.8 million resulting from the issuance of the 306,000 shares, which will be amortized over the life of the underlying employment agreements, and a non-cash, deferred compensation charge predicated on the difference between market value of the underlying shares and the option exercise price on the date of the grant applied to 150,000 options granted in connection with the employment by the Company of the selling shareholders of S.D.I., to be amortized over the vesting period of those options. Cylink recorded as goodwill approximately $.5 million excess of the purchase consideration over the identifiable fair value of the net assets obtained, to be amortized over three years. In addition to the acquisition cost, S.D.I. is expected to utilize approximately $0.5 million in capital equipment and operating loss requirements over the next 12 months.

    Cylink believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the next twelve months. However, Cylink may require additional funds to support its continuing operating losses, working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. This additional financing may not be available on terms favorable to Cylink or its shareholders, if at all.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Recent Losses; Potential Fluctuations in Operating Results, Future Operating Results Uncertain

    Cylink incurred losses from continuing operations in 1998 and for each of the prior four years. Cylink expects to continue to incur net losses through at least the balance of 1999. Cylink may not increase or maintain its revenue or be profitable on a quarterly or an annual basis in the future.

    Cylink has historically experienced significant fluctuations in its operating results on a quarterly basis and could experience such fluctuations in the future. Cylink's operating results are affected by a number of factors, many of which are outside of Cylink's control, including the following:

o the timing of the introduction of new or enhanced products by Cylink or its competitors

o market acceptance of new products of Cylink, new products of its customers, and new product introductions by its competitors

o the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introduction or enhancement or resulting from uncertainty relating to intellectual property claims

o  competitive factors, including pricing pressures

o changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials

o delays in manufacturing due to shortages in components or unanticipated revisions in product design

o expenses incurred in seeking to obtain, enforce and defend claims with respect to intellectual property rights

o  the mix of products sold

o changes in the percentage of products sold through Cylink's direct sales force

o  personnel  changes

o  general economic conditions, and,

o  fluctuations in foreign currency exchange rates.

    Cylink expects to introduce a number of new products during the remainder of 1999 and 2000. The failure of any such products to achieve market acceptance when anticipated, or at all, would materially and adversely affect Cylink's financial condition and results of operations.

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


Dependence on Recently Introduced and New Information Security Products

    Cylink's future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of Cylink's virtual private networking ("VPN") hardware product and commercial versions of its public key infrastructure ("PKI") products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire and Cylink Frame Encryptor products. To date, Cylink has made only limited, and, in some cases, no commercial shipments of certain versions of such products. These products may require additional development work, enhancement, testing or further refinement before they can achieve or in order to maintain market acceptance. In this regard, Cylink relies on a third party original equipment manufacturer to supply Cylink's ATM Encryptor product, and Cylink is dependent on this supplier for continued development, manufacture and support. If any of Cylink's products have performance, reliability, quality or other shortcomings, then such products could fail to achieve or maintain market acceptance. The failure by Cylink's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause Cylink to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on Cylink's business, financial condition and results of operations.

Competition

    Competition  is intense among  providers of network  security  systems,  and
Cylink  expects  such  competition  to  increase  in  the  future.   Significant
competitive factors in these markets include:

o  the development of new products and features

o  product quality and performance

o  the quality and experience of sales, marketing and service organizations

o  product price

o  name recognition, and,

o  perception of Company stability and long-term viability.

    Many of these factors are beyond Cylink's control. In addition, some factors, such as the perception of Cylink's stability and viability over the long term may have been adversely affected by the December 1998 restatement of Cylink's 1997 and first and second quarter 1998 financial statements, which could materially adversely impact Cylink's ability to compete.

    Cylink's competitors in the information security markets, including companies that offer products similar to or as an alternative to Cylink's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., Secure Computing Corporation, RSA Security, Inc., Racal-Guardata, Inc., and Information Resource Engineering, Inc. Cylink's OEM supplier of its ATM Encryptor product also competes with Cylink, through distribution channels, for sales of this product. In addition, Northern Telecom Limited, AT&T, Motorola Corporation, and Sun Microsystems, Inc. offer certain information security products as part of their overall networking solutions. A number of significant vendors, including Microsoft Corporation, Netscape
Communications Corporation and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by Cylink's products, Cylink's products may no longer be required by customers to attain network security.

    Certicom Corporation and RSA Security, Inc. ("RSASI"), license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used by Cylink in most of its products. Although Cylink has a license to use all of the public key methods promoted by Certicom and RSASI, to the extent significant segments of the network security market adopt technical standards different from those currently used by Cylink, to the exclusion of Cylink's methods, sales of Cylink's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on Cylink's financial condition and results of operations.

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

Management of Growth In Employees

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

    In September 1997, Cylink acquired Algorithmic Research, Ltd. ("ARL") and assumed responsibility for management of its worldwide operations which currently consists of approximately eighty-four employees. Cylink is heavily dependent on ARL's success in continuing to develop marketable technology and products, such as the PrivateWire family, including PrivateSafe and PrivateCard, toolkits and other components, as well as Cylink's next generation hardware VPN product. Key factors which will determine ARL's success include whether Cylink can adequately fund ARL's development objectives, whether Cylink can provide accurate information for ARL to focus its technology on significant market opportunities, and whether Cylink can predict the most attractive features and functions for ARL's products. Cylink's success in realizing the anticipated return from its investment in ARL also will be determined by Cylink's ability to position and introduce ARL's products into Cylink's markets and channels, and Cylink's ability to provide adequate sales and customer support for ARL's products. To date, Cylink's efforts to market ARL's products through Cylink's direct sales channel have not met Cylink's expectations due to differences between the sales expertise required for selling the ARL products and that required for Cylink's other products. Consequently, Cylink has recently reorganized the management of ARL to strengthen ARL's responsibility for marketing and sales of its products. In addition, ARL's improvements and development of new products have been delayed by inadequate coordination between engineering departments located in Santa Clara, CA and Petach Tikva, Israel. This inadequate coordination to date is due to differing engineering practices concerning development planning and restrictions imposed by U.S. export control laws governing the transfer of cryptographic expertise. Cylink and ARL's successful working relationship may be hindered significantly by differences between the two organizations created by time, distance, language and culture. ARL operates from its principal offices in Israel, a country which is vulnerable to disruption due to the sudden outbreak of hostilities with its neighbors and various indigenous factions. Many of ARL's employees have extensive commitments to the country's military organizations which may require a loss of their services on the Company's behalf in times of political instability.

    Cylink's recent acquisition of S.D.I. requires management of their professional services in a market where Cylink has limited experience. S.D.I.'s employee morale and reputation for providing objective assessments on its clients' network security may be adversely affected by this acquisition, particularly if S.D.I.'s prospective clients believe S.D.I.'s recommendations are biased in favor of Cylink's products and services. The success of S.D.I.'s business is critically dependent on S.D.I.'s ability to attract and retain qualified employees, and S.D.I.'s present employees may not accept the influence of Cylink's management and loss of autonomy they once enjoyed.


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

Evolving Network Security Market; Market Acceptance Risks

    The market for Cylink's network security products is relatively new and is still evolving. This market is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Cylink's future success will depend in part upon end users' demand for network security products in general, and upon Cylink's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Cylink faces continuing challenges to educate customers as to the value of its security products. Cylink believes that many potential customers do not appreciate the need for high-end security products unless and until they have faced a major security breach. If Cylink is unable to successfully educate potential customers as to the value of, and thereby obtain broad market acceptance for, its products, it will continue to rely primarily on selling new and existing products to its base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of Cylink's existing and new products obsolete or unmarketable. To the extent that a specific method other than Cylink's is adopted as the standard for implementing network security in any segment of the network security market, sales of Cylink's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on Cylink's business, financial condition and results of operations. See "Competition." Network security-related products or technologies developed by others may adversely affect Cylink's competitive position or render its products or technologies noncompetitive or obsolete.


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

Dependence  on  Component  Availability,   Subcontractor   Performance  and  Key
Suppliers

    Cylink's ability to deliver its products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. Cylink depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. Cylink obtains certain components and subsystems from single, or a limited number of, sources. In particular, Cylink relies on a single OEM supplier for Cylink's ATM product, which Cylink offers to its customers with its own management solution. A significant interruption in the delivery of such items could have a material adverse effect on Cylink's financial condition and results of operations.


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

          27.1 Financial Data Schedule for the fiscal quarter ended September 26, 1999

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


    Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date: November 9, 1999                  CYLINK CORPORATION

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