Form 10-K
period 1999-12-31
CYLINK CORP /CA/
filed 2000-03-30
CIK 1005230

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1999          Commission File No. 0-27742



                              CYLINK CORPORATION
            (Exact name of registrant as specified in its charter)

                                  California
                        (State or other jurisdiction of
                        incorporation or organization)

                                  95-3891600
                               (I.R.S. Employer
                              Identification No.)

                                3131 Jay Street
                             Santa Clara, CA 95054
                   (Address of principal executive offices)

                                (408) 855-6000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock

                               ----------------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 2000, as reported by the Nasdaq National Market, was approximately $191,355,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on
Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of March 24, 2000, there were 30,435,631 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts  of  the  Registrant's  Proxy  Statement  for  its  Annual Meeting of
Shareholders (the "Proxy Statement") to be held on May 17, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                    PART I

     This Report on Form 10-K includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

     You should not rely too heavily on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. For a description of these risks see "Risk Factors" and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in Cylink's Reports on Form 10-Q, 10-Q/A, and 8-K.

     All forward-looking statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and we
assume no obligation to update any such forward-looking   statements,   or   to
update the reasons why actual results could differ from those projected in the forward-looking statements.


ITEM 1. BUSINESS

     We develop, market and support a comprehensive family of secure e-business solutions. We believe our cryptographically-based products provide the most secure, flexible and easily managed solutions for expanding our customers' businesses.

     Our solutions provide competitive advantages for our customers by building trust into their communications networks. We create trust in customers' networks by securing the access, privacy and integrity of information when it is transmitted over their local area networks ("LANs"), as well as globally over wide area networks ("WANs"), and public networks, such as the Internet. These trusted solutions enable our customers to merge their operations and transactions onto their existing networks, maximize their use, reduce the costs of their operations, and expand their businesses. Our customers include leading Fortune 500 corporations, multinational financial institutions and numerous agencies within the United States Government.



                              INDUSTRY BACKGROUND


     The introduction of new data services for enterprise WANs, the use of the Internet for enterprise communications and transactions and the continued growth in LANs, have increased the demand for reliable, easily managed security solutions. Until recently, corporate communication networks within the United States typically relied on private lines leased from telephone carriers. Competing services based on shared networks, such as frame relay and Assynchronous Transfer Mode ("ATM"), and public networks such as the Internet, now offer alternatives for ever increasing communications. Enterprises are adopting these varied network services to communicate and conduct their transactions with business partners and customers. However, this growing dependence on diverse, non-private networks magnifies both the risk of exposing highly valuable enterprise information to unauthorized parties and the complexity of managing reliable security solutions. Our customers' needs to expand their e-business services without jeopardizing the integrity of their electronic information, and to easily manage their e-business security solutions, create a market for our products and services.

     Prior to the invention of public key cryptography at Stanford University in 1976, the expense of managing and distributing unique cryptographic "keys" limited the use of cryptographic solutions to governments and large financial institutions. Public key cryptography offered the first economical method for electronically automating cryptographic key management, drastically reducing the cost of owning and operating cryptographic devices. In addition, public key cryptography enables the use of "digital certificates" to establish correspondents' identities, the authenticity of their communications and their privileges within a network. By incorporating public key cryptography into our products, we can satisfy customers' demands for reliable, easily managed security solutions for their e-businesses.

     We provide a comprehensive portfolio of integrated security solutions. Our public key based solutions create a secure, virtual private network ("VPN") for transmitting high value information. Our link, frame relay and ATM security appliances can be deployed easily throughout the network to assure the integrity and privacy of information transmitted over private leased lines or shared network services, These network security appliances are designed to secure existing networks without reducing performance or requiring modifications to customers' existing network hardware or software. This ease of "drop in" integration is accomplished with a broad range of hardware and software implementations of network interfaces, which enable our security appliances to connect to most networks in use throughout the world. We also offer a unified management platform for all of our security appliances to authenticate these devices, configure their use and centrally manage their operation. Today, we offer software solutions for managing access to the network over the Internet and we expect by the middle of this year to begin production of our latest Internet security appliance. Our solutions include our public key infrastructure ("PKI") for managing the digital identities and privileges of all correspondents on the customer's network. We also offer professional services to integrate and support our solutions within the customer's enterprise, and product-independent consulting to assess customers' network security risks and policies.



                                COMPANY HISTORY


     Founded in 1983, we are the first company created to market public key based security solutions for high value networks. By 1985 we introduced to the market our first line of link encryptors to secure private leased lines. Ten years later, we began introducing our first security appliances for frame relay services and the Internet. In 1997, we merged with Algorithmic Research Ltd.
("ARL"), and introduced to our customers ARL's services and solutions for remote access over the Internet, smart cards and readers. In July 1999, we acquired Security Design International, Inc. ("SDI"), and its security consulting services for our customers.

     In February and March of 1996, we completed our initial public offering and our Common Stock began trading on the Nasdaq National Market under the symbol CYLK.

     We operate in one industry reportable segment--network security products. Our principal operations outside of the United States comprise research and development in Israel, as well as sales and service offices located in Israel, the United Kingdom and several other countries in Europe and the Far East. See
Note 10 of the Notes to Consolidated Financial Statements for geographic area information.

     The following table sets forth our principal products and services:



Products and Services                              Description
-------------------------------   ----------------------------------------------
       Internet Security--VPNs

       NetHawk                    Site-to-Site VPN Appliance for ISPs Providing
                                  VPN Services

       NetConneXion               Security Appliance For Internet Connections
                                  Between Routers

       PrivateWire                Software Solution For Internet Communications

       PKI

       NetAuthority               Highly Scalable Software For Trusted
                                  Authentication
       Management

       PrivaCy Manager            Software For Managing Numerous
                                  Security Devices

Products and Services                            Description
-----------------------------   -----------------------------------------------
       WAN Security

       Cylink Link              High Speed Appliance For Point-To-Point
        Encryptor               Communications

       Frame Relay              High Speed Appliance for Frame Relay Networks

       ATM Encryptors           High Speed Appliances For ATM Networks

       Smart Cards

       PrivateCard and          Embedded Cryptographic Processors and Secure
        PrivateSafe             PIN Readers

       Consulting Services

       Security Design          Product Independent Security Assessments
        International Group     and Policies

       Integration And Custom Development

       Algorithmic              Over 10 Years Of Experience Designing and
        Research Ltd.           Implementing Security Solutions

Internet Security--VPNs

     NetHawk. NetHawk   is   our  latest  security  appliance  for  site-to-site
communications over the Internet. NetHawk will encrypt thousands of simultaneous connections at speeds of from 10 to 100 Mbps using strong, triple DES encryption. Like all of our products, NetHawk uses public key cryptography for fully automated key management. We announced NetHawk on January 14, 2000, and began beta testing units at customer sites in the first quarter of 2000. We expect to begin delivering production units to customers by mid 2000.

     NetConneXion. NetConneXion is a security appliance that allows companies using the Cisco High-Level Data Link Control (C-HDLC) protocol to interconnect securely over an Internet Protocol (IP) backbone network. NetConneXion is targeted at ISPs and other IP carriers that wish to offer outsourcing of VPN services as a value-added service. NetConneXion is offered in two models, the HC, a high-speed (4 Mbps clock rate) encryptor, and the LC, a low-speed device with rates up to 256 Kbps. We began delivering NetConneXion in the second half of 1999.

     PrivateWire. PrivateWire gateways and clients, including SecureSource and SecureDestination clients, are a family of bundled security services, which can be integrated into almost any network environment, with little or no application, system, or network modifications. PrivateWire security services include authorization management and remote access control, as well as a comprehensive security infrastructure, over TCP/IP communications. Security is provided at the application as well as the communications level. Application-level security allows for digital signing of sensitive transactions, reciprocal authentication is established using public key cryptography and communications are encrypted using one-time session keys.


Public Key Infrastructure

     NetAuthority. NetAuthority is a highly scalable, standards-based public key infrastructure, or PKI, system that enables a wide variety of applications including secure email, secure web browsing, virtual private networking or VPN and e-commerce. NetAuthority consists of a Certificate Authority, Registration Server, Registration Authority and a PKI Toolkit that provides all the components necessary to make applications and devices PKI-aware. NetAuthority is based on our PKI delivered to the United States Post Office under a development agreement to support delivery of postage over the Internet which, based on certificate count to date, is one of the largest PKIs currently in operation. Cylink began demonstrating NetAuthority in January 2000 and expects to begin delivering this product by mid 2000.

Management

     PrivaCy Manager. PrivaCy Manager provides a single, Java-based, security management platform for all of our Internet Security and WAN Security appliances. PrivaCy Manger's graphical representation of the network's topology, and its point-and-click interface, simplifies the tasks of configuring, modifying and managing the network's security. Furthermore,
PrivaCy Manager can implement a broad range of security policies for determining access to network security devices, while preventing unauthorized devices from masquerading as legitimate devices within the customer's network. PrivaCy Manager's ease of management is one of our competitive advantages in lowering the customer's total cost of network security.

WAN Security

     Cylink Link Encryptors. The Cylink Link Encryptor and its predecessor, the CIDEC product families, are network appliances that form a complete line of link encryptors for securing sensitive data transmitted over high-speed, point-to-point or dial-up communication links. Our Link Encryptors secure data communications at speeds up to 2 Mbps over private and public networks and support most widely used data link protocols.

     Cylink Frame Encryptor. The Frame Encryptor is a network appliance that provides high-speed high-level security for frame relay networks. It encrypts data at speeds of up to 4 Mbps and is scalable across a wide range of networks and applications. It positively identifies other Frame Encryptor units and will not accept frames from unauthorized sources. Once a connection is made, data is encrypted as it flows between nodes and different encryption keys are used for each virtual circuit.

     Cylink ATM Encryptor. The ATM Encryptor is a family of security gateways for ATM networks operating at varying speeds. It creates a virtual trusted network that provides data privacy and access control for connections between trusted ATM local area networks across public ATM wide area networks.

Smart Cards

     PrivateCard. PrivateCard is an advanced, electronic smart card with an on-board Public Key processor. PrivateCard serves as a secure personal token for authenticated and encrypted transactions.

     PrivateSafe. PrivateSafe is a highly portable secure PIN smart card reader that is easily installed by merely plugging in two cables between the keyboard and the client computer.

Consulting Services

     Security Design International Group. Acquired by us in July 1999, SDI consultants are product-independent security professionals who provide security assessments, risk management analysis, policy guidance and implementation, penetration testing of customers' networks, PKI policies and security awareness programs.

Integration And Custom Development

     Algorithmic Research Ltd. Acquired by us in 1997, ARL has over ten years of experience in developing and integrating security components and products within customers' networks. ARL is responsible for developing a number of Cylink's products, including NetHawk, PrivateWire, PrivateCard and PrivateSafe.


Market Acceptance of Our Latest Products

     Our future results of operations will be highly dependent on the successful marketing and customer acceptance of our latest products, including both NetHawk and NetAuthority. These newly developed products require additional work, enhancement, testing and further refinement before they can be made commercially available by us or achieve market acceptance. If such new and recently introduced products have performance, reliability, quality or other shortcomings, then such products could fail to achieve market acceptance and we may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our financial condition and results of operations.

Sales, Marketing and Customer Support

     We market our products primarily through our direct sales force and, to an increasing extent, through distributors. Our direct sales force operates from our headquarters in Santa Clara, California, ARL's offices in Petach Tikva, Israel, and other regional sales offices located in the United States, Europe, and the Far East. Our sales force, engineers and technical personnel work closely with customers in order to determine system security and network configurations that meet the customers' needs.

     International sales are made primarily through our headquarters in Santa Clara, CA, five foreign sales offices, and numerous distributors. We do not have long-term contractual relationships with any of our distributors and, therefore, have no assurance of a continuing relationship within a given market.

     To date, the majority of our customers for our network security products have been Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who rely on our WAN Security Products to encrypt and secure their WANs operating over private leased lines and packet switched networks.

     We believe that customer support is essential to developing and maintaining good relationships with our customers. Our support personnel are responsible for providing installation, technical training, technical support, on-site support and repair services. We offer end-users a number of different levels of support, maintenance and service options, including extended warranties, emergency replacement services, product upgrades and on-site support. We offer service and support from our headquarters and from service and support centers in New Jersey, the United Kingdom, Brussels, Israel and Singapore. Telephone support is available twenty-four hours per day, seven days per week, through a toll-free hotline.

     Our products developed or manufactured in the United States are subject to the export control laws of the United States and regulations promulgated by the U.S. Department of Commerce. Certain limitations applied by the Commerce Department affect the functionality of the products which may be exported to foreign governments. In addition, these United States export laws prohibit the export of encryption products to a number of hostile countries. Similar export control laws also apply to our products and technology developed by ARL in Israel, and exported to customers outside of Israel.

     Although to date we have been able to secure the necessary export licenses to compete effectively in the international market we may not be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, our distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, our distributors have not been denied permission to import our products. For more information on our sales, marketing and customer support activities, see "Risk Factors."

Backlog

     Orders for our products are usually placed by customers on an as-needed basis and we have typically been able to ship products within thirty to sixty days after the customer submits a firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. We do not generally maintain long-term contracts with our customers that require them to purchase our products. Our backlog for continuing operations as of December 31, 1998 and 1999 was approximately $3.1 million and $7.3 million, respectively. For more information on our product sales cycle, see "Risk Factors."

Manufacturing

     Our manufacturing operations consist primarily of component procurement, final assembly and test, and quality control of subassemblies and systems. Our standalone software products are replicated at our facilities. We generally use domestic independent contractors to manufacture and assemble printed circuit boards and the metal packaging for our hardware appliances. The manufacturing process enables us to configure the hardware and software in combinations to meet a wide variety of customer requirements. We install our software into the electronically programmable read-only memory of our products to maintain quality control and security, and perform "burn-in" procedures and functional tests, as well as comprehensive inspections to ensure the quality and reliability of our products.

     Our product designs are proprietary but generally incorporate industry-standard algorithms and hardware components. However, certain semiconductor devices, electronic components and subassemblies are currently purchased from sole source suppliers. Specifically, each of our custom designed integrated circuits, including our encryption circuits, are manufactured by one supplier at a time. Our sole source suppliers include Atmel Corp., Motorola, Inc. and Chip Express. Certain other components are presently available or acquired from only a limited number of suppliers. Our ability to timely deliver our products is highly dependent upon the availability of quality components and subsystems from these suppliers. We also depend in part upon subcontractors to manufacture, assemble and deliver in a timely and satisfactory manner. A failure to find an adequate source of supply for components selected by our design engineers for new products, such as NetHawk, or a significant interruption in the delivery of sole source items from existing suppliers could have a material adverse effect on our results of operations. Although we believe, if necessary, that we will be able to locate another source for components and subsystems, the delay in receiving supplies and in production of our finished goods, may be material. For more information on our manufacturing dependencies, see "Risk Factors."


Intellectual Property and Other Proprietary Rights

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain aspects of our network security product designs, and have additional U.S. patent applications pending. We regularly evaluate the applicability of our patents to other products of third parties. We also seek to protect our proprietary rights through a combination of employee and third party nondisclosure agreements. For more information on our intellectual property and other proprietary rights, see "Risk Factors."


Research and Development

     The market for our products is characterized by rapidly changing technologies, extensive research and new product introductions. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products. As a result, we expect to continue to make a significant investment in engineering and research and development. In 1998 and 1999 we incurred $17.7 million in each year in research and development.


Competition

     We compete in the market for network security solutions based on our portfolio of products and services, their ease of deployment within customers' existing networks and our integrated management platform for our network security appliances. We believe that our offering of network appliances and software solutions is the optimum selection for customers who are seeking to expand their e-businesses with various network services. We also believe that our cryptography-based products offer a more flexible, easily managed solution for our customers' networks than other vendors' security solutions. Our consulting and integration services provide an opportunity for our customers to learn more about network security issues, and for us to learn more about the market's requirements for improvements to our solutions. We also believe that we can increase the demand for our products and services by increasing the market's awareness of network security and its contribution to customers' e-businesses.

     Our competitors in the network security market, including companies that offer products similar to or perceived as an alternative to our products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Information Resource Engineering, Inc., Network Associates, Inc., Secure Computing Corporation, Racal Corporation and RSA Security, Inc. Our PKI product, NetAuthority, will be competing with products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc. and VeriSign Inc., that already have numerous customers and significantly greater market recognition. Our professional services business competes with very large consulting organizations such as Arthur Andersen, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our OEM supplier for our ATM Encryptor product also competes with us through other channels, for sales of this product. Our smart cards compete with numerous vendors, including Gemplus, S.A and Schlumberger Ltd. A number of significant vendors, including Microsoft, America On Line and Cisco Systems, have embedded security solutions in their software. For more information on our competition see "Risk Factors."

Employees

     As of December 31, 1999, we had 377 employees, of whom 103 were primarily engaged in research and development, 174 in sales, marketing and related customer support services, 56 in administration and 44 in manufacturing. Of these employees approximately 39 were located in Europe, 72 in Israel, and 8 in Asia. None of our employees is represented by a collective bargaining agreement with respect to his or her employment by us, nor have we experienced any organized work stoppage. We consider our relations with our existing employees to be good.

Factors Affecting Stock Price

     The market price of our stock may fluctuate substantially over short time periods due to a number of factors, including facts that could affect our future financial performance. The price may also be affected by factors that influence the overall market for stocks, or stocks of high technology companies in particular. For more information on factors affecting the price of our Common Stock, see "Risk Factors."



                                 RISK FACTORS


We have a history of losses and expect this to continue for the foreseeable future.

     We incurred losses from continuing operations in 1999 and for each of the prior four years. We expect to continue to incur net losses through 2000. We might not increase or maintain our revenue or be profitable on a quarterly or an annual basis in the future.


Our quarterly operating results may vary in the future, which could cause our stock price to drop.

     We have historically experienced significant fluctuations in our operating results on a quarterly basis and could experience such fluctuations in the future. Our operating results are affected by a number of factors, many of which are outside of our control, including the following:

     * the timing of the introduction by us or by our competitors of new or enhanced products;

     * market acceptance of our new products and those of our competitors;

     * the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introductions or enhancements or resulting from uncertainty relating to intellectual property claims;

     * changes in our pricing policies or those of our competitors;

     * changes in operating expenses,  including those resulting from changes in
       available   production  capacity  of  independent   foundries  and  other
       suppliers and the availability of raw materials;

     * delays in manufacturing due to shortages in components or unanticipated revisions in product design;

     * expenses incurred in seeking to obtain, enforce and defend claims with respect to intellectual property rights;

     * changes in the revenue mix from products or services sold;

     * changes in the percentage of products sold through our direct sales force;

     * loss of an important customer;

     * failure to grow our customer base in accordance with market expectations;

     * customer discounts and credits; and

     * our limited ability to reduce expenses to offset any unexpected shortfall in revenue growth or decrease in revenue.

     We expect to introduce a number of new products during the remainder of 2000. The failure of any such products to achieve market acceptance when anticipated, or at all, would materially and adversely affect our financial condition and results of operations.


Revisions in accounting estimates could adversely affect the calculation of our future operating results.

     In connection with the acquisition of ARL in September 1997, we allocated $63.9 million of the purchase price to in-process research and development ("IPR&D"), and in accordance with generally accepted accounting principles recorded an immediate charge off of that amount on the date of acquisition. The amount allocated to IPR&D was determined in a manner consistent with widely recognized appraisal practices.

     In a letter dated September 15, 1998, to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") indicated the SEC Staff's concerns related to certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of the IPR&D. To the extent we are required by the SEC Staff to retroactively revise our estimate of the value of IPR&D, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.


Pending Litigation

     See Item 3. "Legal Proceedings."


Our sales cycles are long and unpredictable, which makes period-to-period revenues difficult to predict.

     Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders and, consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. As a result, product revenue in any period is substantially dependent on orders booked and shipped in that period. Although we recently have experienced changes in our customers' delivery requirements, resulting in significantly greater  backlog  in  the  last  two quarters of 1999 than in prior periods, our product revenue will continue to be heavily dependent on orders booked in the current quarter. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has at times in the past, our financial condition and results of operations would be materially and adversely affected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, the price of our Common Stock would likely be adversely affected.

     These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

We are dependent on recently introduced and new network security products.

     Our future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the NetAuthority and NetHawk products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of certain of such products and, in some cases, no commercial shipments of certain of such products. Our development engineers employed by ARL in Israel delivered NetHawk in January for beta testing with customers in the United States, and our ability to commence production at our Santa Clara facilities depends on the availability and delivery schedules for components, or suitable alternatives, selected by our design engineers.
NetAuthority is based on a pilot system delivered for the first time in mid-1999 under a development contract with the United States Postal Service. These products may require additional development work, enhancement, and testing or further refinement before they can be introduced and made commercially available by us or achieve market acceptance. If such new and/or other recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve market acceptance. The failure by our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we rely on a third party original equipment manufacturer to supply our ATM Encryptor product, and we have no assurance this contract will be renewed.


Competition

     Competition is intense among providers of network security systems, and we expect such competition to increase in the future. Significant competitive factors in these markets include:

     * the development of new products and features;

     * product quality and performance;

     * the quality and experience of sales, marketing and service organizations;

     * product price;

     * name recognition; and

     * perception of our stability and long-term viability.

     Many of these factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Information Resource Engineering, Inc. Network Associates, Inc., Secure
Computing Corporation, Racal-Guardata, Inc., and RSA Security, Inc. Our PKI product, NetAuthority, will be competing with numerous PKI products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., and VeriSign Inc., that already have numerous customers and significantly greater market recognition. Our professional services business competes with very large consulting organizations such as Arthur Andersen, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our original equipment manufacturer ("OEM") supplier of its ATM Encryptor product also competes with us through other channels, for sales of this product. Our smart cards compete with numerous vendors, including Gemplus, S.A and Schlumberger Ltd. A number of significant vendors, including Microsoft Corporation, America On Line, Inc. and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

     Certicom Corporation and RSA Security, Inc., license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used in most of our products. Although we have a license to use all of the public key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different from those currently used by us, to the exclusion of our methods, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our financial condition and results of operations.

     Many of our competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers than we possess. Competitors with greater financial resources are better able to engage in more aggressive marketing campaigns and sustained price reductions in order to gain market share. Any period of sustained price reductions would have a material adverse effect on our financial condition and results of operations. We may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on our financial condition and results of operations.

     We face the risks from tort and warranty claims that may be made against us. Customers rely on our network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of our products could result in tort or warranty claims. A breach of a customer's network by an unauthorized party, which is attributable to an alleged defect in our products, may cause substantial damages due to loss or compromise of the customer's valuable information. Furthermore, there is inadequate legal precedent for allocating responsibility for such losses caused by the wrongful acts of third parties. Although we attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting our liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

     In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or our products in particular, regardless of whether such breach is attributable to our products. This could result in a decline in demand for our products, which would have a material adverse effect on our business, financial condition and results of operations.


We may be unable to retain our executive officers and key personnel that are critical to our business.

     On November 4, 1998 Mr. William C. Crowell, formerly Vice President of Product Strategy, was promoted to President and Chief Executive Officer, and on November 16, 1998 Mr. Roger A. Barnes became our Chief Financial Officer. Our future success will depend on the abilities of Mr. Crowell and the contributions by our other executive officers, key management and technical personnel. The loss of the services of one or more of our executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results.


We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand.

     We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand. We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage our employees.
Competition is intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. We have experienced delays in filling positions for engineering personnel and expect to experience continued difficulty in filling our need for qualified engineers and other personnel. There can be no assurance that we will be able effectively to achieve or manage any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.


Any  inability to protect our intellectual property could reduce our competitive
advantage,   divert   management   attention,  require  additional  intellectual
property to be developed or cause us to incur expenses to enforce our rights.

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain aspects of our network security product designs, and have additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us. We may be subject to or may initiate interference proceedings in the U.S. Patent Office, which can require significant financial and management resources. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition and results of operations.

     The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, we have received communications from third parties asserting that our patents, features or content of certain of our products infringe upon the intellectual property rights held by third parties, and we may receive such communications in the future. There can be no assurance that third parties will not assert claims against us that result in litigation. Any litigation, whether or not determined in our favor, could result in significant expense to us and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to us on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect our financial condition and results of operations.


If we are unable to adapt our services to rapidly changing technology, or if the market for network security fails to develop, our business and operating results could suffer.

     The market for our network security products is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Our future success will depend in part upon end users' demand for network security products in general, and upon our ability to enhance our existing products and to develop and introduce new products and technologies that meet customer requirements. We face continuing challenges to educate customers as to the value of our security products and security consulting services. We believe that many potential customers do not appreciate the need for security products unless and until they have faced a major security breach. Many potential customers prefer not to disclose significant security breaches of their networks or are reluctant to invest in the development of a professional security architecture to protect their networks. This market resistance is compounded by our limited resources to invest in marketing campaigns for our products and services.

     If we are unable successfully to educate potential customers as to the value of, and thereby obtain broad market acceptance for, our products and services, we will continue to rely primarily on selling new and existing products to our base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of our existing and new products obsolete or unmarketable. To the extent that a specific method other than ours is adopted as the standard for implementing network security in any segment of the network security market, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. Also, network security-related products or technologies developed by others may adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

     In addition, a portion of the sales of our network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to make these networks into viable commercial marketplaces may not be fully developed, and once developed, these networks may not become viable commercial marketplaces.


If our research and development activities are unsuccessful, we will not be able to market new products and services and our business operations and financial results could be harmed.

     The markets for our products are characterized by rapidly changing technologies, extensive research and new product introductions. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products. As a result, we expect to continue to make a significant investment in engineering, research and development. We may not be able to develop and introduce new products or enhancements to our existing products in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in our target markets. If we fail to develop products and introduce them successfully and in a timely manner, this could adversely affect our competitive position, financial condition and results of operations.


We face risks associated with international operations.

     We plan to continue to expand our foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainty of monetary exchange values has caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

     Our ability to compete successfully in foreign countries is dependent in part on our ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. We do not have long-term relationships with any of our value added resellers and distributors and, therefore, have no assurance of a continuing relationship within a given market.

     Due to U.S. and Israeli government regulations restricting the export of cryptographic devices and software, including sales to foreign governments of certain of our network security products, we are often at a disadvantage in competing for international sales compared to companies located outside the United States and Israel that are not subject to such restrictions. Although the Department of Commerce recently relaxed the export control laws as they apply to sales of our products to our commercial customers, we still face considerable export controls on sales to foreign governments and transfers of our technology to foreign partners. In particular, these controls frequently hinder the close cooperation between our engineering departments, with resulting delays in product developments and releases of products, such as NetHawk, for manufacturing in the United States.

We face risks from our dependence on third party subcontractors and suppliers.

     Our ability to deliver our products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. We depend in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain components and subsystems from single, or a limited number of, sources. We rely on a single OEM supplier for our ATM Encryptor, which we offer to our customers with our own management solution. A significant delay in obtaining a source of supply for components selected by our design engineers or interruption in the delivery of such items could have a material adverse effect on our financial condition and results of operations.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The   following   table  sets  forth  certain  information  concerning  our
executive officers as of December 31, 1999:

            Name              Age                      Position
----------------------------- -----   ------------------------------------------
         William P. Crowell    59     Chief Executive Officer and President
         Roger A. Barnes       51     Vice President and Chief Financial Officer
         Robert B. Fougner     47     Secretary and General Counsel
         Sarah L. Engel        56     Vice President, Professional Services
         Theresa Marcroft      41     Vice President, Marketing
         Paul Massie           45     Vice President, Information Systems
         Peter J. Slocum       44     Vice President, Engineering
         Michael Stewart       51     Vice President, Sales

     Mr. Crowell joined Cylink as Vice President, Product Development and Strategy in January 1998. Prior to joining Cylink, Mr. Crowell served as the Deputy Director at the National Security Agency, and has also served as Vice President of the Atlantic Aerospace Electronics Corporation.

     Mr. Barnes joined Cylink as Vice President Finance and Chief Financial Officer in November 1998. Prior to joining Cylink, Mr. Barnes served as Senior Vice President and Chief Financial Officer, for Evolving Systems, Inc. He has held various senior executive financial and general management positions in the technology sector for over twenty years, and began his career with Peat Marwick, Mitchell & Co. (KPMG) where he was employed on the audit staff for eight years.

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

     Ms. Marcroft joined Cylink in 1999. Prior to joining Cylink, Ms. Marcroft served as Vice President of Marketing for Accure Software. Ms. Marcroft has 20 years of experience in marketing high technology products to Fortune 500 and enterprise-level MIS departments in the U.S. and abroad. Ms. Marcroft, who also brings to Cylink extensive knowledge of Internet software, previously served as head of worldwide marketing at SurfWatch Software, a division of Spyglass, Inc.


     Mr. Massie joined Cylink in 1997. Prior to joining Cylink, Mr. Massie was employed by Bay Networks where he was the director of information systems. Mr. Massie resigned on February 29, 2000.

     Mr. Slocum joined Cylink in February 1997. From July 1993 to February 1997 he served as Vice President of Engineering for Octel Communications Corporation, a provider of voice messaging systems and services. Mr. Slocum also served as Director of Engineering for Silicon Graphics, Inc., and MIPS Computer Systems, Inc.

     Mr. Stewart joined Cylink in February 1999. Prior to joining Cylink, Mr. Stewart was President and Chief Executive Officer of Escalate Networks, Inc. Prior to that he was Vice President of Worldwide Systems Products Sales &
Marketing for A.T.M.L. and Director of The Advanced Technology Team at Bay Networks.


ITEM 2. PROPERTIES

     Cylink's headquarters occupy 118,000 square feet in Santa Clara, California, the lease for which expires in August 2009. As a result of the acquisition of ARL, Cylink owns, subject to an outstanding mortgage, a 7,500 square foot office building in Petach Tikva, Israel and leases a production facility of 2,000 square feet. Cylink leases facilities for sales offices in New Jersey, Virginia, North Carolina, Belgium, the United Kingdom, Singapore, and Germany. Cylink believes that its current facilities are well maintained and are adequate for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

     On  September  14,  1998,  Cylink announced that its earnings for the third quarter would be below consensus estimates. On November 5, 1998, Cylink announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and Cylink announced that its first and second quarter earnings would have to be restated and that it would have operating losses for each of the three quarters for the period ended September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. Cylink has filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10-K for 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and
Section 20 of the Exchange Act.

     The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). Plaintiffs have not yet filed an amended consolidated complaint.

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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
     Our Common Stock has been traded in the over-the-counter market under the symbol CYLK since our initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last two years:


                              First        Second        Third        Fourth
                              Quarter      Quarter       Quarter      Quarter
                             ----------   -----------   ----------   -----------
Year Ended December 31, 1999
   High   ..................  5-3/8       4-15/16      8-3/16     14-15/16
   Low    ..................  3-3/8       3-3/8        3-3/8       6-1/4
Year Ended December 31, 1998
   High   .................. 15-1/16     15-5/8       13-1/16      8-1/16
   Low    ..................  9-3/16      8-1/2        5-1/8       3-1/16

     As of March 24, 2000, we had approximately 112 shareholders of record. We have never declared or paid dividends on our capital stock. We currently intend to reinvest any earnings in the development of our business and do not intend to pay dividends in the foreseeable future.

     Our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). In February and March 1996 we issued 5,750,000 shares of our common stock to the public at a price of $15 per share. We received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended December 31, 1999, the net proceeds have been used as follows (in thousands):


         Purchase and installation of equipment    ............    $  6,601
         Acquisition of Algorithmic Research, Ltd.    .........      45,913
         Repayment of indebtedness  ...........................       1,000
         Working capital   ....................................      12,673
         Temporary investment in money market accounts   ......      12,677
                                                                   ---------
                                                                   $ 78,864
                                                                   =========

     None of the net proceeds or expenses of issuance and distribution of the securities have been, either directly or indirectly, paid to or invested with any related party or shareholder.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                 Year ended December 31,
                                           --------------------------------------------------------------------
                                             1999          1998          1997          1996          1995
                                           -----------   -----------   -----------   ----------   -------------
                                                         (in thousands, except per share amounts)
Revenue   ..............................   $ 59,655      $ 42,760      $ 47,690      $ 25,793       $ 21,534
Gross Profit    ........................     40,496        25,862        33,704       16,062          14,644
Total operating expenses    ............     59,289        54,720       101,673       24,270          18,776
Loss from continuing operations   ......    (16,877)      (17,356)      (64,955)      (5,522)         (4,260)
Loss from continuing operations per
 share--basic and diluted   ............      (0.58)        (0.60)        (2.43)       (0.23)          (0.24)


                                                      Year ended December 31,
                                   --------------------------------------------------------------
                                     1999         1998         1997         1996         1995
                                   ----------   ----------   ----------   ----------   ----------
                                                           (in thousands)
Cash, cash equivalents and
 short-term investments   ......    $ 33,170     $ 46,575     $ 22,977    $ 78,849      $  6,098
Working capital  ...............      42,862       60,587       47,985      93,518        12,604
Total assets  ..................      81,289       94,318       76,555     107,088        22,725
Long-term obligations  .........         112          147          256         241           291
Shareholders' equity   .........    $ 61,979     $ 75,221     $ 66,134    $ 97,211      $ 14,605

     On March 28, 1998, we sold our Wireless Communications Group, which has been reported as discontinued operations and, therefore, the above consolidated statements of operations information excludes discontinued operations for all periods presented.

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


Discontinued Operations

     On March 28, 1998, we sold our Wireless Communications Group ("Wireless") to P-Com for $46.0 million in cash and an unsecured note in the amount of $12.1 million due 100 days after closing, subject to closing adjustments. The sale resulted in an after-tax gain of approximately $22.8 million. See Note 2 of Notes to Consolidated Financial Statements.

     As   a   result,  the  operations  of  Wireless  have  been  classified  as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

Results of Continuing Operations

     Except where noted, the comments herein are associated with the results of our continuing operations. The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                                 Year ended December 31,
                                                               -----------------------------------------------------------
                                                                    1999                1998                 1997
                                                               -----------------   -----------------   -------------------
                                                                                                          (restated)
Revenue  ...................................................         100.0%              100.0%                100.0%
Cost of revenue   ..........................................          32.1                39.5                  29.3
                                                                   -------             -------              --------
Gross profit   .............................................          67.9                60.5                  70.7
Operating expenses:
 Research and development, net   ...........................          27.1                37.0                  26.2
 Selling and marketing  ....................................          44.1                56.4                  33.6
 General and administrative   ..............................          23.5                28.2                  17.7
 Amortization of purchased intangibles .....................           4.7                 6.4                   1.7
 Purchased in-process technology    ........................            --                  --                 134.0
                                                                   -------             -------              --------
   Total operating expenses   ..............................          99.4               128.0                 213.2
                                                                   -------             -------              --------
Loss from operations    ....................................         (31.5)              (67.5)               (142.5)
Other income, net    .......................................           3.5                 5.5                   6.3
                                                                   -------             -------              --------
Loss from continuing operations before income taxes   ......         (28.0)              (62.0)               (136.2)
Income tax expense (benefit)  ..............................           0.3               (21.4)                   --
                                                                   -------             -------              --------
Loss from continuing operations  ...........................         (28.3)%             (40.6)%              (136.2)%
                                                                   =======             =======              ========

     Revenue. Revenue increased 40% from $42.7 million for the year ended December 31, 1998 to $59.7 million for the year ended December 31, 1999. This increase was attributable to increases in unit shipments of existing products, shipments of products with higher average selling prices, and increased revenues associated with software maintenance and support services.

     Revenues decreased 10% from $47.7 million for the year ended December 31, 1997 to $42.8 million for the year ended December 31, 1998. The decreased revenue was primarily due to the disruption caused by the fourth quarter turnover of management, which encompassed both executive management as well as the turnover of the mid-level sales staff, and continued integration of ARL. Overall average selling prices decreased marginally.

     International product revenue was 44%, 41%, and 43% of revenue for 1999, 1998, and 1997, respectively.

     Gross Profit. Gross profit increased 57% from $25.9 million in 1998 to $40.5 million in 1999, and increased as a percentage of sales from 61% to 68%. The dollar increase was due to increased revenues and better absorption of manufacturing overhead. The increase in gross profit as a percentage of revenue resulted from better absorption of manufacturing overhead due to better manufacturing utilization, offset by reduced profit margins from OEM products.

     Gross profit decreased 23% from $33.7 million in 1997 to $25.9 million in 1998, and decreased as a percentage of sales from 71% to 61%. The dollar decrease resulted from a combination of a decrease in revenue, the introduction of OEM products with reduced gross profit margins and unplanned excess manufacturing capacity. The decrease in gross profit as a percentage of revenue resulted from reduced profit margins from OEM products and manufacturing variances generated by excess manufacturing capacity.

     Research   and   Development. Research  and  development  expenses  consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities costs and supplies.

Gross research and development expenses remained unchanged at $17.7 million in 1998 and 1999, and increased 24% from $13.9 million in 1997 to $17.7 million in 1998. The decrease in expenses as a percent of sales for 1999 as compared to 1998 resulted from a substantially increased revenue base and reduced contract and other variable expenses related to externally funded research and development. The increase in dollars and as a percent of sales for 1998 as compared to 1997 was primarily a result of a one-time expense of $3.0 million, which represents the write-off of a minority investment in an unaffiliated, emerging stage company.

     From time to time, we receive engineering funding for development projects to apply or enhance our technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expense. Amounts that were recognized under non-recurring engineering contracts totaled $1.4 million, $1.9 million, and $1.5 million in 1997, 1998 and 1999, respectively.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 9% from $24.1 million in 1998 to $26.3 million in 1999 and 51% from $16.0 million in 1997 to $24.1 million in 1998. The increases were primarily to support the launch of new products as well as the continued expansion of our direct field operations, product line management, market development, advertising, channel and distribution development, and international operations.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, and audit, legal and other professional service fees. General and administrative expenses increased 16% from $12.1 million in 1998 to $14.0 million in 1999 and 44% from $8.4 million to $12.1 million in 1998. The dollar increases in 1999 over 1998 resulted from training and post-implementation customization costs associated with our new Enterprise Resource Planning system, relocation and excess facilities costs, an additional provision for doubtful accounts, accounting and consulting expenses from the restatement, and legal fees for litigation defense. The decrease as a percentage of revenue in 1999 was due the allocation of costs over a wider revenue base. The increase in dollars and as a percentage of revenue in 1998 over 1997 was primarily due to general and administrative expenses allocated over a smaller revenue base, and one-time charges of approximately $3.6 million incurred in connection with the executive and sales management turnover in the fourth quarter of 1998.

     Amortization of Purchased Intangibles. The amortization of intangible assets, which resulted from the acquisition of ARL in 1997 and S.D.I. in 1999 (see Note 3 to the Financial Statements) was $2.8 million, $2.7 million and $0.8 million in 1999, 1998 and 1997, respectively.

     Purchased In-Process Technology. Approximately $63.9 million of the total purchase price for the acquisition of ARL represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to our operations in the third quarter ended September 26, 1997. See further discussion under Note 3 to the Consolidated Financial Statements.

     Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. We generated other income of $2.1 million in 1999, $2.3 million in 1998, and $3.0 million in 1997. In 1997, we recorded a benefit of $632,000 primarily related to the reversal of an allowance provided on the receivable related to our interest in a former partnership known as Public Key Partners

     Other income decreased from $2.3 million in 1998 to $2.1 million in 1999, and decreased from $3.0 million in 1997 to $2.3 million in 1998. Royalty, and other income, net decreased from $.3 million in 1997 to $.1 million in 1998 due to the expiration of certain patents we controlled. Interest income, net decreased from $2.7 million in 1997 to $2.3 million in 1998 to $2.1 million on 1999 due to the decrease in average balances of cash, cash equivalents, and marketable securities after the September 8, 1997 acquisition of ARL. The decrease in interest income would have been more significant, if not for the cash proceeds arising from the March 28th 1998 divestiture of our Wireless Communications Group to P-Com.

     Benefit from Income Taxes. No provision or benefit for income taxes for continuing operations was recorded in 1999 or 1997. Our effective tax rate for 1998 was approximately 35%. Net deferred tax assets of $4.4 million at December 31, 1999, were based on available carryback capacity.

     Loss from Continuing Operations. We had losses from continuing operations of $16.9 million in 1999, $17.4 million in 1998, and $65.0 million in 1997. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products which continued through 1999. In 1999, we incurred a decreased net loss due to an increase in revenues versus 1998 levels, offset by continued high levels of research and development expenses related to our strategic research and development projects, high levels of sales and marketing expenses associated with continued expansion of our direct field operations, product line management, marketing, channel and distribution development, and international operations, amortization related to the acquisition of Algorithmic Research Ltd and SDI Ltd, as well as non-capitalized information technology costs, relocation and excess facilities costs, expenses from the restatement, and legal fees for litigation defense.


Liquidity and Capital Resources

     At December 31, 1999, we had working capital of $42.9 million including cash and cash equivalents of $33.2 million and minimal long-term obligations. We have reported net losses from continuing operations each year since 1994. Net cash used by operating activities for the years ended December 31, 1999, 1998, and 1997 was $8.4 million, $25.7 million, and $4.3 million, respectively. Net cash used in operating activities decreased in 1999 from 1998 primarily due to reduced operating losses from continuing operations, reduced income tax payments, better inventory management, but offset by increases in accounts receivable to fund revenue growth. Net cash used in operating activities in 1997 was primarily to fund increases in accounts receivable and inventory in order to support increased revenue.

     Net cash used in investing activities in 1999 was $5.8 million, arising principally from investments in restricted cash related to our new facility of $1.4 million, acquisition of property, plant and equipment related to our investment in leasehold improvements, computer equipment and an Enterprise Planning and Reporting System totaling $4.9 million, and the cash portion of our acquisition of S.D.I. of $.6 million, long-term loans to employees of $.6 million, offset in part by a $3.3 million collection of a note receivable related to the sale of our Wireless Division and a $.9 million collection of an employee note receivable. In 1998, net cash provided by investing activities consisted of cash proceeds of $54.9 million from the sale of the Wireless
Communications Group offset in part by the acquisition of property and equipment of $2.0 million, long-term loans to employees of $2.1 million and an investment of $3.0 million for a minority interest in an unaffiliated, emerging stage company. Cash used in investing activities in 1997 was $52.1 million, of which $44.9 million was used for the acquisition of ARL. We also made expenditures for property and equipment of $3.8 million and provided long-term loans to employees of $3.5 million. Expenditures for property and equipment for all periods presented have generally consisted of computer workstations, networking equipment, office furniture and equipment, and leasehold additions and improvements.

     Cash provided by financing activities was $.8 million, $1.6 million, and $0.6 million for the years ended December 31, 1999, 1998 and 1997. For the year ended December 31, 1999, cash provided by financing activities resulted primarily from the proceeds from the issuance of common stock under our stock option plans.

     We believe that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through 2000. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to us or our shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 1999, we held a total of $33.1 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of December 31, 1999, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of December 31, 1999, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $136,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                Page
                                                               ------
Financial Statements:

     Report of Independent Accountants    ..................    22

     Consolidated Balance Sheets at December 31, 1999
     and 1998  .............................................    24

     Consolidated Statements of Operations for the years
     ended December 31, 1999, 1998 and 1997  ...............    25

     Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 1998 and 1997  .........    26

     Consolidated Statements of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997  ...............    27

     Notes to Consolidated Financial Statements    .........    28

Financial Statement Schedule:
     Schedule II--Valuation and Qualifying Accounts for the
     years ended December 31, 1999, 1998 and 1997  .........    44

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Cylink Corporation:

     We have audited the accompanying consolidated balance sheet of Cylink Corporation and subsidiaries ("Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in Item 14. (a) 2 as of and for the year ended December 31, 1999. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated 1999 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Jose, California
February 10, 2000

To the Board of Directors and Shareholders of Cylink Corporation


     In our opinion, the consolidated financial statements listed in the above index present fairly, in all material respects, the financial position of Cylink Corporation and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
February 26, 1999


                              Cylink Corporation
                          Consolidated Balance Sheets

            (dollars in thousands, except share and per share data)


                                                                              December 31,
                                                                       ---------------------------
                                                                         1999           1998
                                                                       -----------   -------------
Assets
Current assets:
   Cash and cash equivalents    ....................................   $ 33,170       $  46,575
   Accounts receivable, net of allowances of $941 and $1,251  ......     16,130           7,958
   Note receivable  ................................................        --            3,545
   Inventories   ...................................................      6,745          10,289
   Deferred income taxes  ..........................................      4,367           4,495
   Other current assets   ..........................................      1,648           6,675
                                                                       ---------      ---------
      Total current assets   .......................................     62,060          79,537
Restricted cash  ...................................................      1,400             --
Property and equipment, net  .......................................     10,038           5,731
Acquired technology, goodwill and other intangibles  ...............      3,188           5,341
Notes receivable from employees or former employees  ...............      3,165           2,558
Other assets  ......................................................      1,438           1,151
                                                                       ---------      ---------
                                                                       $ 81,289       $  94,318
                                                                       =========      =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt    ......   $     24       $     120
   Accounts payable    .............................................      6,635           3,656
   Accrued liabilities    ..........................................      9,082           8,230
   Accrued liabilities related to discontinued operations  .........        --            3,878
   Income taxes payable   ..........................................      1,062           1,091
   Deferred revenue    .............................................      2,395           1,975
                                                                       ---------      ---------
      Total current liabilities    .................................     19,198          18,950
                                                                       ---------      ---------
Capital lease obligations and long-term debt   .....................        112             147
                                                                       ---------      ---------
Commitments and contingencies (Notes 9 and 11)    ..................
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
    none issued and outstanding    .................................        --              --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
    29,877,000 and 29,115,000 shares issued and outstanding   ......        299             291
   Additional paid-in capital   ....................................    126,896         123,929
   Deferred compensation  ..........................................     (1,790)           (167)
   Accumulated other comprehensive loss  ...........................        (82)            (61)
   Accumulated deficit    ..........................................    (63,344)        (48,771)
                                                                       ---------      ---------
      Total shareholders' equity   .................................     61,979          75,221
                                                                       ---------      ---------
                                                                       $ 81,289       $  94,318
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.


                              Cylink Corporation
                     Consolidated Statements of Operations

                     (in thousands, except per share data)

                                                                   Year ended December 31,
                                                         -------------------------------------------
                                                             1999           1998           1997
                                                         --------------   -----------   ------------
Revenue  .............................................    $   59,655      $ 42,760      $  47,690
Cost of revenue   ....................................        19,159        16,898         13,986
                                                          ----------      ---------     ----------
Gross profit   .......................................        40,496        25,862         33,704
                                                          ----------      ---------     ----------
Operating expenses:
   Research and development, net    ..................        16,176        15,809         12,488
   Selling and marketing   ...........................        26,316        24,111         16,036
   General and administrative    .....................        13,998        12,082          8,422
   Amortization of purchased intangibles  ............         2,799         2,718            807
   Purchased in-process technology  ..................           --            --          63,920
                                                          ----------      ---------     ----------
      Total operating expenses   .....................        59,289        54,720        101,673
                                                          ----------      ---------     ----------
Loss from operations    ..............................       (18,793)      (28,858)       (67,969)
Other income (expense):
   Interest income, net    ...........................         1,858         2,281          2,697
   Other income, net    ..............................           232            66            317
                                                          ----------      ---------     ----------
Loss from continuing operations before
 income taxes  .......................................       (16,703)      (26,511)       (64,955)
Income tax expense (benefit)  ........................           174        (9,155)           --
                                                          ----------      ---------     ----------
Loss from continuing operations  .....................       (16,877)      (17,356)       (64,955)
Income (loss) from discontinued operations, net of
 income tax expense (benefit) of $0, ($139),
 and $1,439 ..........................................           --           (259)         3,210
Gain on disposal of discontinued operations, net
 of income tax expense of $0, $12,358 and $0 .........         2,304        22,776            --
                                                          ----------      ---------     ----------
Net income (loss)    .................................    $  (14,573)     $  5,161      $ (61,745)
                                                          ==========      =========     ==========
Earnings (loss) per share--basic:
   Continuing operations   ...........................    $    (0.58)     $  (0.60)     $   (2.43)
   Discontinued operations    ........................          0.08          0.78           0.12
                                                          ----------      ---------     ----------
   Net income (loss)    ..............................    $    (0.50)     $   0.18      $   (2.31)
                                                          ==========      =========     ==========
Earnings (loss) per share--diluted:
   Continuing operations   ...........................    $    (0.58)     $  (0.60)     $   (2.43)
   Discontinued operations    ........................          0.08          0.78           0.12
                                                          ----------      ---------     ----------
   Net income (loss)    ..............................    $    (0.50)     $   0.18      $   (2.31)
                                                          ==========      =========     ==========
Shares used in per share calculation--basic  .........        29,217        29,009         26,703
                                                          ==========      =========     ==========
Shares used in per share calculation--diluted   ......        29,217        29,009         26,703
                                                          ==========      =========     ==========

  The accompanying notes are an integral part of these financial statements.


                              Cylink Corporation
                Consolidated Statements of Shareholders' Equity

                             (dollars in thousands)

                                                                                             Notes
                                                                             Additional    Receivable
                                                          Common Stock
                                                      ---------------------   Paid-in         from
                                                         Shares     Amount    Capital     Shareholders
                                                      ------------ -------- ------------ --------------
Balance at January 1, 1997   ........................  25,597,000    $ 257    $  89,772     $  (301)
Issuance of common stock under stock option plans         505,000        4          525          --
Issuance of common stock for acquisition of
 Algorithmic Research  ..............................   2,593,000       26       29,499          --
Tax benefit from stock options  .....................         --        --          296          --
Payments on notes receivable from shareholders    ...         --        --          --          301
Amortization of deferred compensation    ............         --        --          --           --
Translation adjustment ..............................         --        --          --           --
Net loss   ..........................................         --        --          --           --
 Comprehensive loss    ..............................         --        --          --           --
                                                       -----------  ------   ----------     -------
Balance at December 31, 1997    .....................  28,695,000      287      120,092          --
Issuance of common stock under stock option plans         420,000        4        1,813          --
Charge due to acceleration of options upon
 disposal of Wireless Group  ........................         --        --          725          --
Tax benefit from stock options  .....................         --        --        1,299          --
Amortization of deferred compensation    ............         --        --          --           --
Translation adjustment    ...........................         --        --          --           --
Net income    .......................................         --        --          --           --
 Comprehensive income  ..............................         --        --          --           --
                                                       -----------  ------   ----------     -------
Balance at December 31, 1998    .....................  29,115,000      291      123,929          --
Issuance of common stock under stock option plans         456,000        5          936          --
Issuance of common stock and options for
 S.D.I. Acquisition    ..............................     306,000        3        2,031          --
Amortization of deferred compensation    ............         --        --          --           --
Translation adjustment    ...........................         --        --          --           --
Net loss   ..........................................         --        --          --           --
 Comprehensive loss    ..............................         --        --          --           --
                                                       -----------  ------   ----------     -------
Balance at December 31, 1999    .....................  29,877,000    $ 299    $ 126,896     $    --
                                                       ===========  ======   ==========     =======


                                                         Deferred
                                                       Compensation    Accumulated      Retained
                                                        Related to        Other         Earnings                  Comprehensive
                                                          Stock       Comprehensive   (Accumulated                   Income
                                                         Options      Income (Loss)     Deficit)       Total         (Loss)
                                                      -------------- --------------- -------------- ------------ ---------------
Balance at January 1, 1997   ........................   $    (334)       $    4       $    7,813    $  97,211
Issuance of common stock under stock option plans              --            --              --           529
Issuance of common stock for acquisition of
 Algorithmic Research  ..............................          --            --              --        29,525
Tax benefit from stock options  .....................          --            --              --           296
Payments on notes receivable from shareholders    ...          --            --              --           301
Amortization of deferred compensation    ............          84            --              --            84
Translation adjustment ..............................          --           (67)             --           (67)     $      (67)
Net loss   ..........................................          --            --          (61,745)     (61,745)        (61,745)
                                                                                                                   ----------
 Comprehensive loss    ..............................          --            --              --           --       $  (61,812)
                                                        ---------        ------       ----------    ----------     ==========
Balance at December 31, 1997    .....................        (250)          (63)         (53,932)      66,134
Issuance of common stock under stock option plans              --            --              --         1,817
Charge due to acceleration of options upon
 disposal of Wireless Group  ........................          --            --              --           725
Tax benefit from stock options  .....................          --            --              --         1,299
Amortization of deferred compensation    ............          83            --              --            83
Translation adjustment    ...........................          --             2              --             2      $        2
Net income    .......................................          --            --            5,161        5,161           5,161
                                                                                                                   ----------
 Comprehensive income  ..............................          --            --              --           --       $    5,163
                                                        ---------        ------       ----------    ----------     ==========
Balance at December 31, 1998    .....................        (167)          (61)         (48,771)      75,221
Issuance of common stock under stock option plans              --            --              --           941
Issuance of common stock and options for
 S.D.I. Acquisition    ..............................      (2,034)           --              --           --
Amortization of deferred compensation    ............         411            --              --           411
Translation adjustment    ...........................          --           (21)                          (21)     $      (21)
Net loss   ..........................................          --            --          (14,573)     (14,573)        (14,573)
                                                                                                                   ----------
 Comprehensive loss    ..............................          --            --              --           --       $  (14,594)
                                                        ---------        ------       ----------    ----------     ==========
Balance at December 31, 1999    .....................   $  (1,790)       $  (82)      $  (63,344)   $  61,979
                                                        =========        ======       ==========    ==========

   The accompanying notes are an integral part of these financial statements.


                              Cylink Corporation
                     Consolidated Statements of Cash Flows

                            (dollars in thousands)

                                                                                             Year Ended
                                                                           -----------------------------------------------
                                                                               1999            1998            1997
                                                                           --------------   ------------   ---------------
Cash flows from operating activities:
 Net income (loss)   ...................................................    $  (14,573)      $   5,161       $  (61,745)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Write-off of investment in unaffiliated company  .....................           --            3,000              --
  Gain on disposal of discontinued operations   ........................        (2,304)        (22,776)             --
  Purchased in-process technology   ....................................           --              --            63,920
  Loss on Disposition of Fixed Assets  .................................           337             --               --
  Depreciation    ......................................................         2,657           2,630            2,107
  Amortization    ......................................................         2,799           2,676              807
  Bonuses applied against employee notes receivable   ..................           --            1,253              --
  Deferred income taxes    .............................................           128          (2,975)            (100)
  Amortization of imputed interest on Note Receivable    ...............          (250)           (301)             --
  Deferred compensation related to stock options   .....................           411              83               84
  Tax benefit from stock options    ....................................           --            1,299              296
  Changes in assets and liabilities (net of effects of acquisitions):
   Accounts receivable  ................................................        (7,927)          7,455           (7,627)
   Inventories    ......................................................         3,544          (6,134)          (2,662)
   Other assets   ......................................................         3,036          (3,063)            (376)
   Accounts payable  ...................................................         2,937             653              (22)
   Accrued liabilities  ................................................           381          (3,892)              90
   Income taxes payable    .............................................           (29)        (12,571)           1,244
   Deferred revenue  ...................................................           420           1,769             (332)
                                                                            ----------       ---------       ----------
     Net cash used in operating activities   ...........................        (8,433)        (25,733)          (4,316)
                                                                            ----------       ---------       ----------
Cash flows from investing activities:
 Investment of restricted cash   .......................................        (1,400)            --               --
 Acquisition of property and equipment    ..............................        (7,339)         (2,060)          (3,786)
 Purchase of ARL, net of cash acquired    ..............................           --              --           (44,890)
 Loans to employees in exchange for notes receivable  ..................          (570)         (2,108)          (3,473)
 Collections of employee notes receivable    ...........................           870             --               --
 Proceeds from sale of discontinued operations  ........................           --           54,879              --
 Collection of note receivable   .......................................         3,250             --               --
 Acquisition of S.D.I.  ................................................          (572)            --               --
 Acquisition of preferred stock of unaffiliated company  ...............           --           (3,000)             --
                                                                            ----------       ---------       ----------
     Net cash provided by (used in) investing activities    ............        (5,761)         47,711          (52,149)
                                                                            ----------       ---------       ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net    ........................           941           1,817              529
 Other   ...............................................................          (131)           (199)             131
                                                                            ----------       ---------       ----------
     Net cash provided by financing activities  ........................           810           1,618              660
                                                                            ----------       ---------       ----------
Effect of exchange rate changes on cash and cash equivalents   .........           (21)              2              (67)
                                                                            ----------       ---------       ----------
Net increase (decrease) in cash and cash equivalents  ..................       (13,405)         23,598          (55,872)
Cash and cash equivalents at beginning of year  ........................        46,575          22,977           78,849
                                                                            ----------       ---------       ----------
Cash and cash equivalents at end of year  ..............................    $   33,170       $  46,575       $   22,977
                                                                            ==========       =========       ==========
Supplemental disclosures:
 Cash paid for income taxes   ..........................................    $      --        $   8,117       $       31
 Cash paid for interest    .............................................             3              60              159
 Equity issued for purchase of ARL  ....................................           --              --            29,525
 Note receivable from disposition of Wireless Communications Group   ...           --           12,424              --
 Equity issued for purchase of SDI  ....................................         2,034             --               --

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

Foreign currency

     The functional currency of the Company's Israeli operations is the U.S. dollar. The functional currencies of the Company's other foreign operations are the local currencies. The effects of translating the financial position and results of operations of local functional currency operations are included as a component of other comprehensive income. The effects of foreign currency transactions and of remeasuring the financial position and results of Israeli operations into the functional currency are included in the statements of operations. Net gains and losses from foreign currency transactions were not significant during any of the periods presented.

Cash equivalents

     Cash equivalents consist of highly liquid investment instruments with a maturity at the time of purchase of three months or less.

Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three-to-five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. Beginning in 1999, computer software for internal use is capitalized in accordance with the guidelines of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants (AICPA).

Restricted cash

     Restricted cash consists of certificates of deposit which are restricted from use pursuant to an operating lease obligation. (Note 11)

                              Cylink Corporation

Amortization of goodwill and other intangibles

     Goodwill related to the acquisition of ARL (Note 3) is being amortized on a straight-line basis over seven years. Goodwill related to the acquisition of SDI (Note 3) is amortized on a straight-line basis over three years. Amounts allocated to capitalized intangibles other than goodwill are being amortized over three years. Accumulated amortization relating to goodwill and other intangibles was $6.3 million, $3.5 million, and $0.8 million at December 31, 1999, 1998 and 1997, respectively.

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

Revenue recognition

     Revenues derived from sale or license of the Company's network security products are recognized in accordance with the applicable accounting standards, including Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when a purchase order has been received, the product has been shipped, the sales price is fixed and determinable, collection is probable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements typically consist of maintenance and support, which are deferred and amortized over the applicable period, usually twelve months. Vendor specific objective evidence of the value of maintenance and support is generally based on the annual renewal rate. Concurrent with sales, a provision is made for estimated costs to repair or replace products under warranty arrangements. Consulting revenues, which to date have been immaterial, are recognized on a time-and-materials or percentage of completion basis, depending on the contract.

Research and development

     Research and development costs are charged to operations as incurred.

     During the years ended December 31, 1998 and 1997, the Company performed research and development under several government funded arrangements aggregating $445,000, and $1,201,000, respectively. There were no such funded arrangements in 1999. These contracts provide funding (irrespective of the results) for research and development of certain cryptographic technologies. Amounts received under these contracts are offset against research and development expenses.

     The Company performed research and development under several other research and development contracts during 1999, 1998 and 1997 which provide for the development and licensing of technology in exchange for development funding. The Company recorded as a reduction of research and development expenses $1.5 million, $1.5 million, and $.2 million under such arrangements in the years ended December 31, 1999, 1998 and 1997, respectively.

Software development costs

     Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues,

                              Cylink Corporation
whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs under SFAS 86.

Stock-based compensation

     The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. ("SFAS") 123, "Accounting for Stock-Based Compensation" (See Note 7).

Income taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is used to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow related to S.D.I. (Note
3). Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options (See Note 7). All potentially dilutive securities have been excluded from the computation of diluted earnings per share as their effect is anti-dilutive on the loss from continuing operations for all periods presented.

Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and to a lesser extent, currency fluctuation of balances denominated in currencies other than the United States dollar. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company performs on-going credit evaluations and maintains reserves for estimated potential credit losses. The Company minimizes the amount of cash it maintains in local currencies by maintaining excess cash in United States dollars.

     No customer accounted for more than 10% of accounts receivable at December 31, 1999 and 1998. One customer accounted for 11% of revenue for the year ended December 31, 1999 and one customer for 14% of revenue for the year ended
December 31, 1998. No customer accounted for more than 10% of revenue for the year ended December 31, 1997.

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

Dependence on suppliers

     The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors

                              Cylink Corporation
to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single, or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.


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

Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides hedge accounting when certain conditions are met. SFAS 133 is effective for the Company in fiscal 2001. The Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operations.

Reclassifications

     Certain reclassifications have been made to the financial statements in order to conform to the 1999 presentation.


2. Discontinued Operations

     On March 28, 1998, the Company sold its Wireless Communications Group ("Wireless") to P-Com for $58.1 million ($46.0 million in cash and an unsecured note in the amount of $12.1 million). The sale resulted in an after tax gain of approximately $22.8 million in 1998. As a result, the operations of Wireless have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction-related accruals were charged to discontinued operations in computing the gain on disposal. On July 14, 1998, P-Com made a partial payment of $8.9 million on its promissory note. In August 1999, P-Com paid the Company $3.25 million in settlement of the entire remaining balance of the promissory note and a complete settlement of all outstanding claims and counterclaims. After the elimination of other claims by Cylink against P-Com and the offset of certain reserves against those assets, Cylink recorded an additional $2.3 million after-tax gain on disposal of discontinued operations in 1999. Wireless revenues were $28.0 million in 1997 and $4.4 million in 1998 through the date of disposal.


3. Acquisitions

     Algorithmic Research

     On September 8, 1997, the Company acquired all of the outstanding shares of Algorithmic Research, Ltd. and Algart Holdings, Ltd. (hereafter referred to on a combined basis as "ARL"), both limited liability companies organized under the laws of the State of Israel. ARL is an information security company providing remote access software products and smart-card technology focusing on the market for Internet-based (TCP/IP) communications. ARL also provides security products to broadcast networks. Consideration for this purchase was $44.9 million in cash, net of cash acquired, including transaction expenses of $3.5 million; and 2,593,169 shares of the Company's common stock and 409,641 fully vested options to purchase common stock of the Company for $0.01 per share. The total value placed on

                              Cylink Corporation
the common stock and options issued by the Company was $29.5 million. The common stock and options issued are subject to decreasing restrictions on trading and exercise, respectively, for three years from the transaction date. The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of ARL are included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition, as summarized below (in thousands):

         Current assets (including cash and cash equivalents
          of $1,857) .......................................    $  4,380
         Property and equipment  ...........................       1,261
         In-process technology   ...........................      63,920
         Developed technology and other intangibles   ......       7,498
         Goodwill    .......................................       1,326
         Other non-current assets   ........................          96
         Current liabilities assumed   .....................      (2,021)
         Long-term debt assumed  ...........................        (188)
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


     Security Design International

     On July 21, 1999, Cylink acquired Virginia-based Security Design International, Inc. (SDI), a security consulting and professional services company which provides network vulnerability assessments. Concurrent with the acquisition, Cylink entered into employment contracts with four SDI shareholders. In connection with the acquisition and employment agreements, Cylink (1) paid cash of $572,000 (including $122,000 of transaction costs), (2) issued 306,402 shares of Cylink common shares valued at $1.7 million into escrow, to be released in annual installments as the shares vest over a three-year employment period, (3) issued options to purchase 150,000 of Cylink common shares at $3.84 per share, which vest over four years of continued employment, and (4) agreed to pay bonuses of up to $1.925 million contingent upon continued employment and the achievement of specified revenue and profitability goals during the next three years. Deferred compensation resulting from the issuance of the escrowed common shares and the stock options totaled $2.034 million and is reported as a reduction to sharholders' equity, to be amortized over the applicable vesting period. The acquisition was recorded using the purchase method, and the goodwill arising from the transaction ($436,000) is being amortized over three years. The results of operations of SDI are included in the accompanying consolidated financial statements from the date of acquisition. Revenues from SDI were insignificant in comparison to Cylink's consolidated revenues during 1999. Pro forma results of operations of SDI, assuming the acquisition had occurred as of the beginning of 1998, are not presented as the pro forma effects are insignificant.

                              Cylink Corporation

4. Details of Balance Sheet Components

                                                         December 31,
                                                  ---------------------------
                                                    1999           1998
                                                  -----------   -------------
                                                        (in thousands)
Inventories:
     Raw materials  ...........................    $  2,412       $  2,813
     Work in process and subassemblies   ......       1,610          1,877
     Finished goods    ........................       2,723          5,599
                                                   --------       --------
                                                   $  6,745       $ 10,289
                                                   ========       ========
Property and equipment:
     Machinery and equipment    ...............    $ 10,262       $  8,563
     Software    ..............................       2,414          1,111
     Furniture and fixtures  ..................       2,327          1,478
     Land and building    .....................         814            814
     Leasehold improvements  ..................       3,252            821
                                                   --------       --------
                                                     19,069         12,787
     Less: accumulated depreciation
       and amortization  ......................      (9,031)        (7,056)
                                                   --------       --------
                                                   $ 10,038       $  5,731
                                                   ========       ========
Accrued liabilities:
     Compensation and benefits  ...............    $  3,623       $  2,341
     Royalties   ..............................         124            768
     Employee severance costs   ...............         852          1,556
     Distributor commissions    ...............         362            636
     Legal and Accounting costs    ............       1,270          1,215
     Warranty costs    ........................         759            562
     Other    .................................       2,092          1,152
                                                   --------       --------
                                                   $  9,082       $  8,230
                                                   ========       ========

                              Cylink Corporation

5. Income Taxes

     No provision or benefit was recorded for 1997. The Company recorded a provision for income taxes on discontinued operations of $1.4 million for 1997. Income tax provision (benefit) for income from continuing operations consists of the following:

                                 Year ended December 31,
                           -----------------------------------
                             1999          1998         1997
                           ----------   -------------   ------
                                     (in thousands)
Current:
     Federal   .........   $   36        $  (4,506)     $ --
     State  ............        6           (1,722)       --
     Foreign   .........        4               48        --
                           -------       ---------      -----
                           $   46        $  (6,180)     $ --
                           =======       =========      =====
Deferred:
     Federal   .........   $  (34)       $  (3,233)     $ --
     State  ............       (6)             258        --
     Foreign   .........      168              --         --
                           -------       ---------      -----
                              128           (2,975)       --
                           -------       ---------      -----
                           $  174        $  (9,155)     $ --
                           =======       =========      =====


     Deferred tax assets (liabilities) comprise the following:


                                                                      December 31,
                                                                -------------------------
                                                                  1999          1998
                                                                ----------   ------------
                                                                     (in thousands)
         Assets:
         Net operating loss and credit carryforwards   ......   $ 8,000       $    --
         Unrealized capital loss  ...........................     1,160          1,057
         Bad debt reserve   .................................       --             172
         Inventory reserves and basis differences   .........       --           1,563
         Accrued expenses   .................................       820          1,508
         Warranty reserve   .................................       270            218
         Reserve for discontinued operations  ...............       --           1,504
         Other  .............................................       736          1,073
                                                                --------      --------
               Total deferred tax assets   ..................    10,986          7,095
                                                                --------      --------
         Liabilities:    ....................................
         Depreciation    ....................................      (150)           --
         Other liabilities  .................................      (140)           --
                                                                --------      --------
               Total deferred tax liabilities    ............      (290)           --
                                                                --------      --------
         Valuation allowance   ..............................    (6,329)        (2,600)
                                                                --------      --------
         Net deferred tax assets  ...........................   $ 4,367       $  4,495
                                                                ========      ========

     Net deferred tax assets of $4,367,000 at December 31, 1999 were based on the Company's available carryback capacity. The Company recorded a partial valuation allowance against the remainder of its deferred tax assets.

                              Cylink Corporation

     At December 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $10,000,000 and $14,800,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2019, while the state NOL carryforwards expire through 2004.

     At December 31, 1999, the Company has federal and state research credit carryforwards of approximately $630,000 and $2,100,000, respectively. The federal credits expire through 2019 and the state credits have no expiration.

     The   provision  (benefit)  for  income  taxes  for  continuing  operations reconciles  to  the  amount  computed  by  applying  the  United  States federal statutory rate to income before taxes as follows:

                                                               Year ended December 31,
                                                   ------------------------------------------------
                                                        1999               1998            1997
                                                   ----------------   ----------------   ----------
         U.S. federal statutory income tax rate          (35.0)%            (35.0)%          -- %
         State taxes, net of federal tax benefit          (4.7)              (3.2)           --
         Research and development tax credits  ...        (4.4)             (10.1)           --
         Change in valuation allowance   .........        23.8                2.4            --
         Foreign losses not benefitted   .........        15.2                5.2            --
         Other   .................................         6.1                6.2            --
                                                      --------           ----------        -----
         Effective Tax Rate  .....................         1.0%             (34.5)%          -- %
                                                      ========           ==========        =====

6. Preferred stock

     In connection with the Company's initial public offering in 1996, the Board of Directors authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock had been issued as of December 31, 1999.


7. Stock option plans

     The Company has two stock option plans: the 1994 Flexible Stock Incentive Plan which was the successor plan to the 1987 plan ("1994 Plan") and the Cylink/ARL 1997 Stock Option Plan ("1997 Plan"). The 1994 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 8,050,000 common shares. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 1999, all nonqualified stock options have been granted at 100% of the fair market value of the stock on the date of grant. Options granted under the 1994 Plan are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over four years. Options generally expire six years from the date of grant.

     The Company adopted the 1997 Plan in conjunction with the acquisition of ARL. The 1997 Plan provides for the grant of nonqualified stock options to the employees and consultants of ARL to purchase up to 410,000 of Cylink common shares. On September 8, 1997, the Company issued 409,641 fully vested options to purchase common stock for $0.01 per share. The options are subject to decreasing restrictions on exercise for three years from the grant date and expire in ten years.

                              Cylink Corporation

   Option activity is summarized as follows:

                                                                                              Weighted
                                                                 Shares                        Average
                                                                Available       Options       Exercise
                                                                for Grant     Outstanding      Price
                                                                -----------   -------------   ----------
                                                                   (thousands of shares)
Balance at January 1, 1997    .................................    1,982          3,377         $  7.72
   Approved    ................................................      410            --              --
   Granted at market price    .................................   (2,519)         2,519           10.38
   Granted below market price    ..............................     (410)           410             .01
   Exercised   ................................................      --            (504)           1.64
   Canceled ...................................................      537           (537)          12.17
                                                                 -------        -------
Balance at December 31, 1997 (1,443,000 shares exercisable at a
 weighted average exercise price of $4.50 at 12/31/97)   ......      --           5,265            8.52
Approved    ...................................................    2,100            --              --
Granted at market price    ....................................   (4,974)         4,975            5.55
Exercised   ...................................................      --            (420)           4.27
Canceled    ...................................................    3,720         (3,720)          10.25
                                                                 -------        -------
Balance at December 31, 1998 (1,746,000 shares exercisable at a
 weighted average exercise price of $6.49 at 12/31/98)   ......      846          6,100            5.58
Approved    ...................................................    1,200            --              --
Granted at market price    ....................................   (2,848)         2,847            6.35
Granted below market price    .................................     (150)           150            3.84
Exercised   ...................................................      --            (446)           2.03
Canceled    ...................................................    1,752         (1,752)           8.36
                                                                 -------        -------
Balance at December 31, 1999  .................................      800          6,899         $  5.19
                                                                 =======        =======

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

                              Cylink Corporation


     Significant option groups outstanding at December 31, 1999, and related weighted average exercise price and contractual life information are as follows:

                                     Options Outstanding                          Options Exercisable
                    -----------------------------------------------------   --------------------------------
                                        Weighted
                                        Average
                                       Remaining            Weighted                           Weighted
   Range of           Number        Contractual Life        Average           Number           Average
Exercise Prices     Outstanding        (in years)        Exercise Price     Outstanding     Exercise Price
-----------------   -------------   ------------------   ----------------   -------------   ----------------
$0.01 to $ 3.75       1,433,017           5.2                $  2.60            646,628         $  1.78
$3.81 to $ 4.06         963,306           5.1                   3.97            104,413            3.95
$4.25 to $ 4.25       1,957,581           5.0                   4.25            669,278            4.25
$4.31 to $ 7.50       1,350,053           5.4                   5.70            291,165            5.11
$7.69 to $15.81       1,195,138           7.1                  10.34            557,086           10.18
                      ----------                                              ----------
                      6,899,095           5.5                $  5.20          2,268,570         $  5.10
                      ==========                                              ==========

Pro forma stock compensation disclosures

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price during 1999, 1998 and 1997 was $3.01, $3.80, and $4.70, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards under the 1994 Plan:

                                              1999                1998                1997
                                         -----------------   -----------------   -----------------
         Expected life (years)    ......        2.90                3.10                3.10
         Risk-free interest rate  ......        5.39%               4.55%               5.98%
         Volatility   ..................       80.00%              80.00%              64.16%
         Dividend yield  ...............        0.00%               0.00%               0.00%

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted, the Company's net income (loss) and net income (loss) per share would have been reduced
(increased) to the pro forma amounts below for the years ended December 31, 1999, 1998 and 1997 (in thousands, except for per share amounts):

                                                                   Year ended December 31,
                                                         ------------------------------------------
                                                             1999          1998            1997
                                                         --------------   ---------   ---------------
                                                                                        (restated)
         Net income (loss)               As reported      $  (14,573)     $ 5,161       $  (61,745)
                                         Pro forma           (21,568)       1,714          (65,243)

         Net income (loss) per share     As reported      $    (0.50)     $  0.18       $    (2.31)
          --(basic and diluted)          Pro forma             (0.74)        0.06            (2.44)

                              Cylink Corporation

     The estimated grant date fair value for options granted in connection with the ARL acquisition under the 1997 Plan was $9.82 based on an independent appraisal. The aggregate value of the options issued was included as a component of the purchase price of ARL and has been excluded from the above pro forma disclosures.


8. Notes Receivable From Employees or Former Employees

     During 1997, 1998 and 1999, the Company made loans to certain of its officers towards the purchase of their principal residences. Some of these officers are no longer employed by the Company. The notes are generally interest free and are secured by deeds of trust on the related residences. The Company has imputed interest on the notes based on an assumed interest rate of 8% per annum. The notes are carried at their discounted value which aggregated $3.2 million at December 31, 1999. As of December 31, 1999, the remaining unamortized discount on the notes was $.9 million. The notes mature as follows:
$1.0 million in 2002; $2.5 million in 2003; and $.6 million in 2004.


9. Contingencies

     On September 14, 1998, Cylink announced that its earnings for the third quarter of 1998 would be below consensus estimates. In November 1998, Cylink announced that, with the assistance of its independent accountants, it was reviewing its revenue recognition practices, and Cylink announced that its first and second quarter earnings of 1998 would have to be restated and that it would have operating losses for each of the three quarters for the period ended September 27, 1998. During the review, certain facts became known indicating errors had been made in the application of revenue recognition policies which also impacted the fourth quarter of 1997, and as a result, 1997 full-year results have been restated along with first and second quarter 1998 results. Cylink filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10-K for 1997. Between November 6 and November 25, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and
Section 20 of the Exchange Act.

     Cylink believes it has meritorious defenses to these actions and intends to defend itself vigorously. Cylink believes its insurance coverage for these disputes is adequate. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.

                              Cylink Corporation

10. Geographic Information

     The Company operates in one reportable segment: network security. Revenue from continuing operations and long-lived assets, classified by the major geographic areas in which the Company operates, were as follows:

                                                              Year ended December 31,
                                                      ---------------------------------------
                                                        1999         1998          1997
                                                      ----------   ----------   -------------
                                                                                (restated--
                                                                                See Note 2)
                                                                  (in thousands)
Revenue:
 Sales to unaffiliated customers:
   From United States to:
    Customers in United States   ..................    $ 33,375     $ 25,334      $ 26,970
    Customers in Central and South America   ......       2,883        1,752         2,340
    Customers in Europe    ........................       6,612        3,855         7,996
    Customers in Asia   ...........................       4,925        1,303         2,326
   From Europe to customers in Europe  ............       5,662        6,855         5,113
   From Israel to:
    Customers in North America   ..................         112          --            --
    Customers in Central and South America   ......         828          --            --
    Customers in Europe    ........................       3,759        1,710           530
    Customers in Asia   ...........................       1,499        1,194         2,332
    Other   .......................................         --           757            83
                                                       ---------    ---------     ---------
                                                       $ 59,655     $ 42,760      $ 47,690
                                                       =========    =========     =========


     Net sales are attributable to countries based upon shipment destination and service location.


                                               December 31,
                                            1999        1998
                                           ---------   ---------
                                              (in thousands)
                    Long-lived assets:
                    United States   ......  $ 8,456     $ 3,759
                    Europe    ............      510         254
                    Israel    ............    4,260       7,059
                                            --------    --------
                                             13,226      11,072
                                            ========    ========

     Long-lived assets attributed to Israel include acquired technology, goodwill and other intangibles of $2.6 million and $5.3 million at December 31, 1999 and 1998, respectively, related to the Company's acquisition of ARL in September 1997.

11. Lease Commitments

     The Company leases its headquarters and manufacturing facility and sales offices under various noncancelable operating leases. These leases expire at various dates through August 2009 and certain of the leases are renewable for an additional five years. In addition to the minimum lease payments, the Company is responsible for insurance, repairs and certain other operating costs under the terms of the leases.

     Under the terms of an operating lease, the Company is required to maintain a restricted cash deposit with a financial institution to be used as collateral against future minimum lease allocations, until the Company reaches some defined profitability goals.

                              Cylink Corporation

   Future minimum lease payments under all noncancelable operating leases are as follows:



                   Year ending December 31,           Leases
                   ------------------------------ ----------------
                                                  (in thousands)
                   2000  ........................   $  3,902,447
                   2001  ........................      3,660,353
                   2002  ........................      3,384,041
                   2003  ........................      3,293,526
                   2004  ........................      3,235,905
                   Subsequent to 2004   .........     16,095,119
                                                    -------------
                   Total minimum payments  ......   $ 33,571,391
                                                    =============

     Rent expense under operating leases totaled $3,347,000, $1,473,000 and $1,720,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


12. Subsequent Events


Employee Stock Purchase Plan

     In January 2000, Cylink adopted an Employee Stock Purchase Plan that allows full time employees of the Company to purchase Cylink common stock at a discount to the open market price through a payroll deduction plan. This Plan is subject to shareholder approval at the annual shareholder meeting in May 2000. Employee contributions are limited to 12% of their base compensation during the initial five month offering period and 10% of their base compensation during each subsequent six month offering period, subject to an overall limitation of $25,000 per year. Employee contributions that are accumulated during the offering period are used to purchase Cylink common stock at the end of the offering period at a 15% discount to the lower of the Cylink market prices at the first day and the last day of the offering period.


401(k) Matching

     In October 1999, the Board of Directors approved a 401(k) matching program effective January 2000. Under the program, Cylink will match each enrolled employee's contributions to his or her 401(k) plan on a dollar-for-dollar basis up to a maximum contribution of $1,000 per employee. This program will impact future operating results to the extent of the number of employees participating in the 401(k) plan and the level of their contributions to the Plan.


Stock Option Plans

     In January 2000, Cylink increased the number of shares available for award under the Company's 1994 stock incentive plan by 1,200,000 shares.


13. Related Party Transactions

     S.D.I. performed consulting services during 1999 totaling $80,000 for Pittway Corporation, a 28% shareholder in Cylink.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in Cylink's Proxy Statement for the 2000 annual meeting of shareholders to be held on or about May 17, 2000 (the "Proxy Statement") and which will be filed in definitive form pursuant to Regulation 14a before the meeting date and within 120 days after the end of fiscal year 1999, is incorporated herein by reference. The information required by this Item concerning Cylink's executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


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



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

       (a) 1. Financial   Statements--See   index  to   Consolidated   Financial
              Statements and Financial Statement Schedule at page 21 of this Form 10-K.

           2. Financial Statement Schedule--See Index to Consolidated Financial Statements and Financial Statement Schedule at page 21 of this For 10-K.

           3. Exhibits Index:


Exhibit
Number                                    Description of Exhibit
--------   --------------------------------------------------------------------------------------
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

   3.1     Amended and Restated Articles of Incorporation of the Registrant (1) and Certificate
           of Amendment thereto dated March 5, 1996.

   3.2     Bylaws, as amended. (1)

   3.3     Certificates of Amendment of the Bylaws dated March 26, 1997. (3)

   4.1     Reference is made to Exhibits 3.1, 3.2, and 3.3.

Exhibit
Number                                  Description of Exhibit
--------   -----------------------------------------------------------------------------------
   4.2     Specimen certificate for Common Stock. (1)

  10.1     Form of Indemnification Agreement between the Company and each of its executive officers and directors. (1)

  10.4     Employment Agreement between the Company and Fernand B. Sarrat, dated as of
           November 6, 1996, and Severance and Consulting Agreement entered into
           November 3, 1998. (2)(3)

  10.5     Employment Agreement between the Company and William C. Crowell dated
           December 18, 1997 (2)

  10.6     Employment Agreement between the Company and Sarah Engel dated
           February 14, 1997 (2)

  10.8     Company's 1987 Non-Qualified Stock Option Plan, including forms of agreements thereunder. (1) (2)

  10.9     Company's 1994 Flexible Stock Incentive Plan, including forms of agreements thereunder, and amendments thereto. (1) (2)

  21.1     Subsidiaries of the Company.

  23.1     Consent of Deloitte and Touche LLP.

  23.2     Consent of PricewaterhouseCoopers LLP.

  24.1     Power of Attorney. Reference is made to Page IV-2.

  27.1     Financial Data Schedule. (5)

  27.2 Employment Agreement between the Company and Roger Barnes dated as of October 14, 1999, and as amended August 9, 2000.

  27.3     Lease dated May 10, 1999 by and between Orchard Jay Investors, LLC and David
           Brown as Landlord and Cylink Corporation, as tenant, as amended August 5, 1999.

  27.4     Agreement and Plan of Reorganization by and among Cylink Corporation,
           Star Acquisition Corporation and Security Design International, Inc., dated as of
           June 25, 1999.

------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-80719, which became effective February 15, 1996.
(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).
(3) Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996.
(4) Incorporated by reference from the Company's report on Form 8-K filed as of September 23, 1997, and report on Form 8-K/A filed as of November 24, 1997.
(5) To be filed by amendment to this report on Form 10-K.


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


                                     CYLINK CORPORATION

Date: March 27, 2000                 By: /s/ William P. Crowell
                                        ---------------------------------------
                                        William P. Crowell
                                        President and Chief Executive Officer


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

         Signature                            Title                         Date
-----------------------------   ------------------------------------   ----------------
   /s/ WILLIAM P. CROWELL       President, Chief executive Officer     March 27, 2000
---------------------------     (Principal Executive Officer) and
        William P. Crowell      Director

     /s/ ROGER A. BARNES        Vice President of Finance and          March 27, 2000
---------------------------     Administration and Chief Financial
         Roger A. Barnes        Officer (Principal Financial and
                                Accounting Officer)

      /s/ LEO A. GUTHART        Chairman of the Board                  March 27, 2000
---------------------------
          Leo A. Guthart

     /s/ ELWYN BERLEKAMP        Director                               March 27, 2000
---------------------------
         Elwyn Berlekamp

    /s/ WILLIAM W. HARRIS       Director                               March 27, 2000
---------------------------
        William W. Harris

    /s/ HOWARD L. MORGAN        Director                               March 27, 2000
---------------------------
        Howard L. Morgan

                                  SCHEDULE II

                              CYLINK CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1997, 1998 and 1999
                                (in thousands)




                                                         Additions
                                         Balance at      Charged to      Deductions     Balance
                                          Beginning     Statement of        from         at end
                                          of Year        Operations       Reserves      of Year
                                         ------------   --------------   ------------   ---------
Allowance for doubtful accounts:
   Year ended December 31, 1997   ......    $  644         $  (211)          $ --         $  433
   Year ended December 31, 1998   ......    $  433         $   874           $ 56         $1,251
   Year ended December 31, 1999   ......    $1,251         $   525           $835         $  941