Form 10-Q
period 2000-04-02
CYLINK CORP /CA/
filed 2000-05-17
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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



                                 3131 Jay Street
                          Santa Clara, California 95054
                    (Address of principal executive offices)


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


         As of May 16, 2000, there were 30,460,857 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 2000
                                      INDEX
                                                                                     Page
         Index                                                                         1

Part I   Financial information

Item 1   Financial Statements and Supplementary Data

         a)   Condensed  Consolidated  Balance  Sheets  at  April  2,  2000  and
              December 31, 1999                                                        2

         b)   Condensed  Consolidated  Statements  of  Operations  for the three
              months ended April 2, 2000 and March 28, 1999                            3

         c)   Condensed Consolidated Statement of Cashflows for the three months
              ended April 2, 2000 and March 28, 1999                                   4

         d)   Notes to Condensed Consolidated Financial Statements                     5

Item 2   Management's  discussion  and  analysis  of  financial  condition  and
         results of operations                                                         6

Part II  Other Information                                                            15

         Signature                                                                    17

Exhibit  Exhibit 27.1, Financial Data Schedule                                        18

                                       1

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data; unaudited)
                                                                          Apr 2,           Dec 31,
                                                                           2000             1999
                                                                        ---------        ---------
Assets
Current assets:
   Cash and cash equivalents                                            $  27,863        $  33,170
   Accounts receivable, net of allowances of $847 and $941                 17,399           16,130
   Inventories                                                             10,850            6,745
   Deferred income taxes                                                    4,371            4,367
   Other current assets                                                     2,373            1,648
                                                                        ---------        ---------
            Total current assets                                           62,856           62,060

Restricted cash                                                             1,400            1,400
Property and equipment, net                                                10,234           10,038
Acquired technology, goodwill and other intangibles, net                    2,469            3,188
Notes receivable from employees or former employees                         3,227            3,165
Other assets                                                                1,375            1,438
                                                                        ---------        ---------
                                                                        $ 81,561         $ 81,289
                                                                        =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt              $      17        $      24
   Accounts payable                                                         7,677            6,635
   Accrued liabilities                                                      9,863            9,082
   Income taxes payable                                                     1,027            1,062
   Deferred revenue                                                         2,825            2,395
                                                                        ---------        ---------
            Total current liabilities                                      21,409           19,198
                                                                        ---------        ---------

Capital lease obligations and long-term debt                                  113              112
                                                                        ---------        ---------

Commitments and Contingencies (Note 5)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding                                               -                -
   Common stock, $0.01 par value; 40,000,000 shares authorized;
      30,441,000 and 29,877,000 shares issued and outstanding                 304              299
   Additional paid-in capital                                             131,002          126,896
   Deferred compensation related to stock options                          (1,606)          (1,790)
   Accumulated other comprehensive loss                                       (62)             (82)
   Accumulated deficit                                                    (69,599)         (63,344)
                                                                        ---------        ---------
            Total shareholders' equity                                     60,039           61,979
                                                                        ---------        ---------
                                                                        $  81,561         $ 81,289
                                                                        =========        =========


               See accompanying notes to Condensed Consolidated Financial Statements.

                                                  2

CYLINK CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data; unaudited)

                                                                            Three Months Ended
                                                                        --------------------------
                                                                          Apr 2,          Mar 28,
                                                                           2000            1999
                                                                        ---------        ---------

 Revenue                                                                $  17,378        $  11,885
 Cost of revenue                                                            6,101            4,112
                                                                        ---------        ---------
 Gross profit                                                              11,277            7,773
                                                                        ---------        ---------

 Operating expenses:
    Research and development, net                                           4,430            3,553
    Selling and marketing                                                   8,469            5,419
    General and administrative                                              4,219            2,613
    Amortization of purchased intangibles                                     720              680
                                                                        ---------        ---------
             Total operating expenses                                      17,838           12,265
                                                                        ---------        ---------

 Loss from operations                                                      (6,561)          (4,492)

 Other income:
          Interest income, net                                                287             308
          Royalty and other income, net                                        27             119
                                                                        ---------        ---------
                                                                              314             427
                                                                        ---------        ---------

 Loss before income taxes                                                  (6,247)         (4,065)
 Provision for income taxes                                                     8             --
                                                                        ---------        ---------

 Net loss                                                               $  (6,255)       $ (4,065)
                                                                        =========        =========


 Net loss per share - basic and diluted                                 $   (0.21)         $ (0.14)
                                                                        =========        =========

 Shares used in per share calculation - basic and diluted                  30,051           29,117
                                                                        =========        =========


               See accompanying notes to Condensed Consolidated Financial Statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)
                                                                             Three Months Ended
                                                                        --------------------------
                                                                         April 2,        March 28,
                                                                           2000            1999
                                                                        ---------        ---------
Cash flows from operating activities:
   Net loss                                                             $  (6,255)       $  (4,065)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                                         811              635
         Amortization of intangibles                                          799              683
         Deferred income taxes                                                 (4)              --
         Amortization of imputed interest on note receivable                  (62)             (66)
         Deferred compensation                                                184               87
         Changes in assets and liabilities
            Accounts receivable                                            (1,269)          (2,408)
            Inventories                                                    (4,105)           2,354
            Other assets                                                     (742)             (40)
            Accounts payable                                                1,042             (893)
            Accrued liabilities                                               782             (209)
            Income taxes payable                                              (35)              (6)
            Deferred revenue                                                  430              451
                                                                        ---------        ---------
               Net cash used in operating activities                      (8,424)           (3,477)
                                                                        ---------        ---------
Cash flows from investing activities:
   Acquisition of property and equipment                                   (1,007)            (191)
                                                                        ---------        ---------
               Net cash used in investing activities                       (1,007)            (191)
                                                                        ---------        ---------
Cash flows from financing activities:

   Proceeds from issuance of common stock, net                              4,111               28
   Other                                                                       (7)             (39)
                                                                        ---------        ---------
               Net cash provided by (used in) financing activities          4,104              (11)
                                                                        ---------        ---------
Effect of exchange rate changes on
   cash and cash equivalents                                                   20              (12)
                                                                        ---------        ---------
Net decrease in cash and cash equivalents                                  (5,307)          (3,691)
Cash and cash equivalents at beginning of year                             33,170           46,575
                                                                        ---------        ---------
Cash and cash equivalents at end of period                              $  27,863        $  42,884
                                                                        =========        =========


               See accompanying notes to Condensed Consolidated Financial Statements.

                                                 4

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

                                         April 2,    December 31,
                                           2000          1999
                                         ------------------------
                                            (in thousands)

Raw materials                            $ 5,383       $ 2,412
Work in process and subassemblies          2,345         1,610
Finished goods                             3,122         2,723
                                         -------       -------
                                         $10,850       $ 6,745
                                         =======       =======

3.   Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. All potentially dilutive securities have been excluded from the computation of diluted loss per share as their effect is anti-dilutive on the net loss for the periods presented.

     As of April 2, 2000 and March 28, 1999, the Company had 6,917,500 and 5,898,000 stock options outstanding with a weighted average exercise price of $6.06 and $5.21, respectively. These options expire on various dates beginning in 2000 through 2008.

4.   Comprehensive Loss

     The components of comprehensive loss are as follows:

                                                    Three Months Ended
                                                 ------------------------
                                                 April 2,    December 31,
                                                    2000         1999
                                                 ------------------------
                                                     (in thousands)
Net loss                                          $(6,255)      $(4,065)
Foreign currency translation gain loss                 20           (12)
                                                  -------       -------
Total comprehensive loss                          $(6,235)      $(4,077)
                                                  =======       =======

5.   Contingencies

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

     You should not rely on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or Cylink's predictions. For a description of these risks see the reasons described in Item 2 "Risk Factors That May Affect Future Results," and other sections of this Report on Form 10-Q. You should also consult the risk factors listed from time to time in Cylink's Reports on Form 10-K, 10-Q, and 8-K.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:


                                                  Three months ended
                                                  ------------------
                                             April 2, 2000    March 28, 1999
                                             -------------    --------------

Revenue                                         100.0  %           100.0 %
Cost of revenue                                  35.1               34.6
                                                -----              -----
Gross profit                                     64.9               65.4
                                                -----              -----
Operating expenses:
  Research and development, net                  25.5               29.9
  Selling and marketing                          48.7               45.6
  General and administrative                     24.3               22.0
  Amortization of purchased intangibles           4.1                5.7
                                                -----              -----
     Total operating expenses                   102.6              103.2
                                                -----              -----
Loss from operations                            (37.7)             (37.8)
Other income, net                                 1.8                3.6
                                                -----              -----
Loss before income taxes                        (35.9)             (34.2)
Provision for income taxes                        --                 --
                                                -----              -----
Net loss                                        (35.9) %           (34.2) %
                                                =====              =====

     Revenue. Revenue increased 46% from $11.9 million for the three months ended March 28, 1999 to $17.4 million for the three months ended April 2, 2000. The increase is attributable to increases in unit shipments of existing products, shipment of products with higher average selling prices, increased revenues associated with maintenance and support services, and the introduction of revenues from professional service consulting. International revenue was 41% and 40% of total revenue for the first quarter of 2000 and 1999, respectively.

     The Company's revenue is derived primarily from sales of its family of commercial network security products, and to a lesser extent, from the license of software products and from professional services, including customer support and consulting. Fees for maintenance and support services of hardware products are charged separately from product revenue. Revenues derived from the sale or license of the Company's products are recognized in accordance with the applicable accounting standards, including Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when persuasive evidence of a sale arrangement exists, such as receipt of a contract or purchase order, the product has been shipped, the sales price is fixed and determinable, collection is probable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements typically consist of maintenance and support, which are deferred and amortized over the applicable period, usually twelve months. Vendor specific objective evidence of the value of maintenance and support is generally based on the annual renewal rate. Concurrent with sales, a provision is made for estimated costs to repair or replace products under warranty arrangements. Consulting revenues, which to date have been immaterial, are recognized on a time-and-materials or percentage of completion basis in accordance with the provisions of Accounting Research Bulletin-45, "Long-Term Construction-Type Contracts," depending on the contract.

     Gross Profit. Gross profit increased from $7.8 million for the three months ended March 28, 1999 to $11.3 million for the three months ended April 2, 2000. The increase in dollars was primarily a result of the increase in revenue. As a percentage of sales, gross profit was approximately 65% for both quarters.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 13% from $4.0 million for the three months ended March 28, 1999 to $4.5 million for the three months ended April 2, 2000. Gross research and development expenses as a percentage of revenue were 34% for the first quarter of 1999 and 26% for the first quarter 2000. The dollar increase resulted from increased spending for development costs of new products, offset by reduced spending and related reimbursements for externally funded contracts. The decrease in expense as a percentage of revenue is due to the increased revenue base.

     From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $0.4 million for the first quarter of 1999 and $0.1 million for the three months ended April 2, 2000.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 56% from $5.4 million for the three months ended March 28, 1999 to $8.5 million for the three months ended April 2, 2000. Selling and marketing expenses as a percentage of revenue were 46% and 49% for the first quarter of 1999 and 2000, respectively. Sales expenses increased for the first quarter of 2000 primarily due to the addition of 23 employees, commissions and payroll-related costs associated with the increased revenue and the management of indirect sales channels through the use of value-added resellers. Marketing expenses increased due to the addition of 9 employees, consulting, advertising, trade shows and other marketing costs associated with new marketing initiatives and a Cylink awareness promotional campaign. Selling and marketing expenses, expressed as a percentage of revenue, increased due to programs to staff our Internet sales force and marketing initiatives in advance of new product introduction.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses increased 61% from $2.6 million for the three months ended March 28, 1999 to $4.2 million for the three months ended April 2, 2000. General and administrative expenses as a percentage of revenue were 22% and 24% for the first quarter of 1999 and 2000, respectively. The dollar increase in the first quarter of 2000 were primarily due to increases in information technology support related to our new E.R.P. system, in legal fees for litigation defense, in recruiting and relocation costs to recruit a growing employment base in a very competitive job market, and in administrative costs associated with our new professional services organization. The increase as a percentage of revenue is due primarily to technology support of our worldwide E.R.P. system.

     Amortization of Goodwill and Other Intangibles. Amortization relating to goodwill and other intangibles was $0.7 million in each period presented and relates to the acquisition of Algorithmic Research, Ltd ("ARL") in September 1997, and the acquisition of S.D.I. in the third quarter of 1999.

     Provision for Income Taxes. No significant provision for or benefit from income taxes was recognized in the quarter ended April 2, 2000 as the Company incurred a net operating loss for income tax purposes and the tax benefit therefrom was offset by an increase in the valuation allowance on the deferred tax asset.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense and royalty income. Other income, net decreased from $0.4 million for the first three months of 1999 to $0.3 million for the first three months of 2000, principally due to the decrease in cash and cash equivalents and reduced royalty income.

LIQUIDITY AND CAPITAL RESOURCES

     At April 2, 2000, the Company had cash and cash equivalents of $27.9 million, working capital of $41.4 million and minimal long-term obligations. For the three months ended April 2, 2000, the Company recorded a net loss of $6.3 million. Net cash used in operating activities for the first quarter of 2000 was $8.4 million consisting primarily of the loss from operations, an increase in accounts receivable of $1.3 million, an increase in inventories of $4.1 million, offset in part by increases in accounts payable and accrued liabilities of $1.8 million and an increase in deferred revenue of $0.4 million. The increase in accounts receivable was due to higher than average shipments during the last month of the quarter and recording, late in the quarter, of a receivable from one large contract. The revenue from this contract has been deferred, accounting for the increase in deferred revenue. The increase in inventories was the result of orders built late in the quarter for shipment early in the next quarter, advanced purchases of critical components to avoid stock shortages, and pre-production component purchases for a soon-to-be-released new product. The increases in accounts payable and accrued liabilities resulted from the increase in inventory purchasing. Net cash used in continuing operating activities for the first quarter of 1999 was $3.5 million consisting primarily of the loss from continuing operations of $4.1 million and an increase in accounts receivable of $2.4 million, offset in part by a decrease in inventories of $2.4 million. Both the increase in accounts receivable and the decrease in inventories were the result of increased sales over the previous quarter.

     Cash used in investing activities for the three months ended April 2, 2000 and March 28, 1999 was $1.0 million and $0.2 million, respectively, primarily to fund the acquisition of property, plant and equipment.

     Cash provided by financing activities for the three months ended April 2, 2000 was $4.1 million, resulting from proceeds from the sale of 564,000 shares of stock pursuant to the exercise of stock options. Cash provided by financing activities for the three months ended March 29, 1999 was not material.

     The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the next twelve months. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

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

     We have historically experienced significant fluctuations in our operating results on a quarterly basis and could experience such fluctuations in the future. Our operating results are affected by a number of factors, many of which are outside of our control, including the following:

     o the timing of the introduction by us or by our competitors of new or enhanced products;

     o   market acceptance of our new products and those of our competitors;

     o the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introductions or enhancements or resulting from uncertainty relating to intellectual property claims;

     o   changes in our pricing policies or those of our competitors;

     o changes in operating expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials;

     o delays in manufacturing due to shortages in components or unanticipated revisions in product design;

     o   delays in software development;

     o expenses incurred in seeking to obtain, enforce and defend claims with respect to intellectual property rights;

     o   changes in the revenue mix from products or services sold;

     o changes in the percentage of products sold through our direct sales force versus indirect channels;

     o changes in the percentage of products sold in the U.S. versus international markets;

     o   loss of an important customer;

     o   failure  to  grow  our  customer   base  in   accordance   with  market
         expectations;

     o   customer discounts and credits; and

     o our limited ability to reduce expenses rapidly to offset any unexpected shortfall in revenue growth or decrease in revenue.

     We expect to introduce a number of new products during the remainder of 2000. The delay in product availability and/or failure of any such products to achieve market acceptance when anticipated, or at all, would materially and adversely affect our financial condition and results of operations.

Pending Litigation

     See Part II, Item 1. "Legal Proceedings."

Our sales cycles are long and unpredictable, which makes period-to-period revenues difficult to predict.

     Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders and, consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. As a result, product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has at times in the past, our financial condition and results of operations would be materially and adversely affected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business or the market sector in which we operate, the price of our Common Stock would likely be adversely affected.

     These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

We are dependent on recently introduced and new network security products.

     Our future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the NetAuthority and NetHawk products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of certain of such products and, in some cases, no commercial shipments of certain of such products. Our development engineers employed by ARL in Israel delivered NetHawk in January for beta testing with customers in the United States, and our ability to commence production at our Santa Clara facilities depends on the availability and delivery schedules for components, or suitable alternatives, selected by our design engineers. NetAuthority is based on a pilot system delivered for the first time in mid-1999 under a development contract with the United States Postal Service. These products may require additional development work, enhancement, and testing or further refinement before they can be introduced and made commercially available by us or achieve market acceptance. If such new and/or other recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve market acceptance. The failure by our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. We also rely on a third party original equipment manufacturer to supply our ATM Encryptor product, and we have no assurance this contract will be renewed. Should this third party supplier experience a change of control or cease operations, we may experience a temporary reduction in product availability and related ATM revenues pending successful renegotiation of an alternate supply contract or re-engineering of the product to be manufactured by Cylink.

Competition

     Competition is intense among providers of network security systems, and we expect such competition to increase in the future. Significant competitive factors in these markets include:

     o   the development of new products and features;

     o   product quality and performance;

     o   the   quality  and   experience   of  sales,   marketing   and  service
         organizations;

     o   product price;

     o   name recognition;

     o   perception of our stability and long-term viability; and

     o adoption of embedded security solutions in other vendors' hardware and software products.

     Many of these factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Information Resource Engineering, Inc., Network Associates, Inc., Secure Computing Corporation, Zaxus Limited (formerly Racal-Guardata, Inc.), and RSA Security, Inc. Our PKI product, NetAuthority, will be competing with numerous PKI products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., and VeriSign Inc., that already have numerous customers and significantly greater market recognition than the Company. When it is released, our NetHawk VPN appliance will face competition from numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc. and Nokia Corp. Our professional services business competes with very large consulting organizations such as Andersen Consulting, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our original equipment manufacturer ("OEM") supplier of its ATM Encryptor product also competes with us through other channels, for sales of this product. Our smart cards compete with numerous vendors, including Gemplus, S.A and Schlumberger Ltd. A number of significant vendors, including Microsoft Corporation, America On Line, Inc. and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

     Certicom Corporation and RSA Security, Inc., license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used in most of the Company's products. Although we have a license to use all of the public key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different from those currently used by us, to the exclusion of our methods, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our financial condition and results of operations.

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

     Customers rely on our network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of our products could result in tort or warranty claims. A breach of a customer's network by an unauthorized party, which is attributable to an alleged defect in our products, may cause substantial damages due to loss or compromise of the customer's valuable information. Furthermore, there is inadequate legal precedent for allocating responsibility for such losses caused by the wrongful acts of third parties. Although we attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in our sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting our liability for any such damages. Any liability for damages resulting from security breaches could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

     In late 1998 Mr. William C. Crowell, formerly Vice President of Product Strategy, was promoted to President and Chief Executive Officer, and Mr. Roger
A. Barnes became our Chief Financial Officer. Our future success will depend in large part on the abilities of Mr. Crowell and the contributions by our other executive officers, key management and technical personnel. The loss of the services of one or more of our executive officers or key personnel, or the inability to continue to attract and retain qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results.

We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand.

     We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage our employees. Competition is intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. We have experienced delays in filling positions for engineering and marketing personnel and expect to experience continued difficulty in filling our need for qualified engineers and other personnel. There can be no assurance that we will be able effectively to achieve or manage any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

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

     The market for our network security products is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Our future success will depend in part upon end-users' demand for network security products in general, and upon our ability to enhance our existing products and to develop and introduce new products and technologies that meet customer requirements. We face continuing challenges to educate customers as to the value of our security products and security consulting services. We believe that many potential customers do not appreciate the need for security products unless and until they have faced a major security breach. Many potential customers prefer not to disclose significant security breaches of their networks or are reluctant to invest in the development of a professional security architecture to protect their networks. This market resistance is compounded by our limited resources to invest in marketing campaigns for our products and services.

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

     Our ability to compete successfully in foreign countries is dependent in part on our ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. We do not have long-term relationships with many of our value-added resellers and distributors and, therefore, have no assurance of a continuing relationship within a given market.

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

     In a letter dated September 15, 1998, to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") indicated the SEC Staff's concerns related to certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of the IPR&D. To the extent we are required by the SEC Staff retroactively to revise our estimate of the value of IPR&D, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of April 2, 2000, we held a total of $27.9 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of April 2, 2000, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of April 2, 2000, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $130,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

         Exhibit
         Number   Description of Exhibit

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         None

Items 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2000                          CYLINK CORPORATION

                                           By:      /s/  ROGER A. BARNES
                                                    --------------------
                                                    Roger A. Barnes
                                                    Vice President of Finance
                                                    and Administration and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)