Form 10-Q
period 2000-07-02
CYLINK CORP /CA/
filed 2000-08-16
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

Yes _X_    No ___

         As of August 14, 2000, there were 30,837,000 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JULY 2, 2000


                                      INDEX

                                                                            Page
                                                                            ----

         Index                                                                1

Part I   Financial information

Item 1   Financial Statements and Supplementary Data

         a)   Condensed Consolidated Balance Sheets at July 2, 2000
              and December 31, 1999                                           2

         b)   Condensed Consolidated  Statements of Operations for
              the three and six months ended July 2, 2000 and June 27, 1999   3

         c)   Condensed  Consolidated  Statements of Cashflows for the
              six months ended July 2, 2000 and June 27, 1999                 4

         d)   Notes to Condensed Consolidated Financial Statements            5

Item 2   Management's discussion and analysis of financial condition
         and results of operations                                            7

Part II  Other Information                                                   16

         Signature                                                           19

Exhibit  Exhibit 27.1, Financial Data Schedule                               20

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data; unaudited)


                                                                       July 2,              Dec 31,
                                                                        2000                 1999
                                                                      ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                          $  18,907            $  33,170
   Accounts receivable, net of allowances of  $1,012 and $941            19,510               16,130
   Inventories                                                           12,998                6,745
   Deferred income taxes                                                  4,371                4,367
   Other current assets                                                   1,911                1,648
                                                                      ---------            ---------
            Total current assets                                         57,697               62,060

Restricted cash                                                           1,400                1,400
Property and equipment, net                                              10,558               10,038
Acquired technology, goodwill and other intangibles                       1,746                3,188
Notes receivable from employees or former employees                       3,284                3,165
Other assets                                                              1,312                1,438
                                                                      ---------            ---------
                                                                      $  75,997            $  81,289
                                                                      =========            =========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt            $      39            $      24
   Accounts payable                                                       6,050                6,635
   Accrued liabilities                                                    9,858                9,082
   Income taxes payable                                                   1,030                1,062
   Deferred revenue                                                       3,653                2,395
                                                                      ---------            ---------
         Total current liabilities                                       20,630               19,198
                                                                      ---------            ---------

Capital lease obligations and long-term debt, less current portion          106                  112
                                                                      ---------            ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;          --                   --
      none issued and outstanding
   Common stock, $0.01 par value; 55,000,000 shares authorized;             308                  299
      30,751,000 and 29,877,000 shares issued and outstanding
   Additional paid-in capital                                           132,117              126,896
   Deferred compensation related to stock options                        (1,421)              (1,790)
   Accumulated other comprehensive loss                                     (51)                 (82)
   Accumulated deficit                                                  (75,692)             (63,344)
                                                                      ---------            ---------
            Total shareholders' equity                                   55,261               61,979
                                                                      ---------            ---------
                                                                      $  75,997            $  81,289
                                                                      =========            =========

                See accompanying notes to Condensed Consolidated Financial Statements.

                                                  2

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data; unaudited)


                                                        Three Months Ended              Six Months Ended
                                                     ------------------------        ------------------------
                                                      July 2,        June 27,         July 2,        June 27,
                                                       2000            1999            2000            1999
                                                     --------        --------        --------        --------
Revenue                                              $ 18,005        $ 15,209        $ 35,383        $ 27,094
Cost of revenue                                         6,433           4,769          12,679           8,881
                                                     --------        --------        --------        --------
Gross profit                                           11,572          10,440          22,704          18,213
                                                     --------        --------        --------        --------

Operating expenses:
   Research and development, net                        5,269           3,940           9,912           7,493
   Selling and marketing                                9,114           6,218          17,225          11,637
   General and administrative                           3,009           3,303           7,228           5,916
   Amortization of purchased intangibles                  720             680           1,440           1,360
                                                     --------        --------        --------        --------
            Total operating expenses                   18,112          14,141          35,805          26,406
                                                     --------        --------        --------        --------

Loss from operations                                   (6,540)         (3,701)        (13,101)         (8,193)

Other income (expense):
         Interest income, net                             540             628             827             936
         Royalty and other income (expense), net          (93)             19             (66)            138
                                                     --------        --------        --------        --------
                                                          447             647             761           1,074
                                                     --------        --------        --------        --------

Loss before income taxes                               (6,093)         (3,054)        (12,340)         (7,119)
Provision for income taxes                               --              --                 8            --
                                                     --------        --------        --------        --------
Net loss                                             $ (6,093)       $ (3,054)       $(12,348)       $ (7,119)
                                                     ========        ========        ========        ========

   Net loss per share - basic:                       $  (0.20)       $  (0.10)       $  (0.41)       $  (0.24)
                                                     ========        ========        ========        ========

   Net loss per share - diluted:                     $  (0.20)       $  (0.10)       $  (0.41)       $  (0.24)
                                                     ========        ========        ========        ========

Shares used in per share calculation - basic           30,511          29,127          30,258          29,122
                                                     ========        ========        ========        ========

Shares used in per share calculation - diluted         30,511          29,127          30,258          29,122
                                                     ========        ========        ========        ========

                    See accompanying notes to Condensed Consolidated Financial Statements.

                                                       3

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)


                                                                                Six Months Ended
                                                                           -----------------------------
                                                                            July 2,             June 27,
                                                                             2000                  1999
                                                                           --------             --------
Cash flows from operating activities:
   Net income (loss)                                                       $(12,348)            $ (7,119)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Depreciation                                                         1,636                1,238
         Amortization of purchased intangibles                                1,440                1,360
         Deferred income taxes                                                   (4)                  26
         Amortization of imputed interest on note receivable                   (119)                (132)
         Deferred compensation related to stock options                         369                   42
         Deferred compensation related to employee notes receivable            --                    251
         Changes in assets and liabilities:
            Accounts receivable                                              (3,380)              (3,650)
            Inventories                                                      (6,253)               4,425
            Other assets                                                       (132)               1,059
            Accounts payable                                                   (585)                 416
            Accrued liabilities                                                 776                 (777)
            Income taxes payable                                                 (3)                  (6)
            Deferred revenue                                                  1,258                   (2)
                                                                           --------             --------
         Net cash used in operating activities                              (17,345)              (2,869)
         Net cash used in discontinued operations                              --                   (527)
                                                                           --------             --------
              Net cash used in operating activities                         (17,345)              (3,396)
                                                                           --------             --------

Cash flows from investing activities:
   Acquisition of property and equipment                                     (2,159)              (1,333)
                                                                           --------             --------
               Net cash used in investing activities                         (2,159)              (1,333)
                                                                           --------             --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                5,230                   62
   Other                                                                        (20)                 (63)
                                                                           --------             --------
               Net cash provided by (used in) financing activities            5,210                   (1)
                                                                           --------             --------
Effect of exchange rate changes on
   cash and cash equivalents                                                     31                  (48)
                                                                           --------             --------
Net decrease in cash and cash equivalents                                   (14,263)              (4,778)
Cash and cash equivalents at beginning of year                               33,170               46,575
                                                                           --------             --------
Cash and cash equivalents at end of year                                   $ 18,907             $ 41,797
                                                                           ========             ========
Supplemental disclosures
   Income tax refund                                                           --               $  2,500

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

2.       Inventories

                                                        July 2,         Dec. 31,
                                                         2000             1999
                                                        -------         -------
                                                              (in thousands)

Raw materials                                           $ 6,505         $ 2,412
Work in process and subassemblies                         3,239           1,610
Finished goods                                            3,254           2,723
                                                        -------         -------
                                                        $12,998         $ 6,745
                                                        =======         =======

3.       Loss Per Share

         Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding, excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. All potentially dilutive securities have been excluded from the computation of diluted loss per share as their effect is anti-dilutive on the net loss for the periods presented.

         As of July 2, 2000 and June 27, 1999, the Company had 6,717,000 and 6,422,000 stock options outstanding with a weighted average exercise price of $6.61 and $4.74, respectively. These options expire on various dates beginning in 2000 through 2008.

4.       Comprehensive Loss

         The components of comprehensive loss are as follows:

                                            Three Months Ended                      Six Months Ended
                                       ----------------------------            ----------------------------
                                        July 2,            June 27,             July 2,            June 27,
                                         2000                1999                2000                1999
                                       --------            --------            --------            --------
Net loss                               $ (6,093)           $ (3,054)           $(12,348)           $ (7,119)
Other comprehensive income (loss)            11                 (36)                 31                 (48)
                                       --------            --------            --------            --------
Total comprehensive loss               $ (6,082)           $ (3,090)           $(12,317)           $ (7,167)
                                       ========            ========            ========            ========


5.       Recently issued accounting pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of 2000, and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the year, with a restatement of all prior interim quarters in the year. Management is evaluating the effects, if any, that SAB 101 may have on the Company's income statement presentation, operating results or financial position.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This
statement, which is effective for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 138 in June 2000. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the company's financial statements.

6.       Contingencies

         Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7.       Subsequent Events

         Working capital loan. On July 27, 2000, Cylink received a commitment for a $10.0 million working capital loan secured by all of Cylink's tangible assets from a bank. The revolving loan provides for loan advances up to 80% of Cylink's eligible accounts receivable, bears interest at a rate not exceeding the Bank's prime rate of interest, and is due July 31, 2001.

         Acquisitions. On July 27, 2000, Cylink entered into an agreement to acquire all the outstanding shares of Celotek Corporation, a developer of high-performance Asynchronous Transfer Mode network security appliances for approximately $21,500,000 less certain expenses. The consideration will be paid by the issuance of that number of shares of common stock to be based on the average price twenty days preceding the closing, but in any event not to be less than $11.50 nor greater than $15.00 per share. The acquisition is expected to close no later than August 31, 2000, is subject to customary closing conditions and will be treated for accounting purposes as a purchase.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:


                                                       Three months ended             Six months ended
                                                       ------------------            -------------------
                                                      July 2,      June 27,         July 2,       June 27,
                                                       2000         1999             2000          1999
                                                       -----        -----            -----         -----
 Revenue                                               100.0%       100.0%           100.0%        100.0%
 Cost of revenue                                        35.7         31.4             35.8          32.8
                                                       -----        -----            -----         -----
 Gross profit                                           64.3         68.6             64.2          67.2
                                                       -----        -----            -----         -----
 Operating expenses:
   Research and development, net                        29.3         25.9             28.0          27.7
   Selling and marketing                                50.6         40.9             48.7          43.0
   General and administrative                           16.7         21.7             20.4          21.8
   Amortization of purchased intangibles                 4.0          4.5              4.1           5.0
                                                       -----        -----            -----         -----
      Total operating expenses                         100.6         93.0            101.2          97.5
                                                       -----        -----            -----         -----
 Loss from operations                                  (36.3)       (24.4)           (37.0)        (30.3)

 Other income, net                                       2.5          4.3              2.1           4.0
                                                       -----        -----            -----         -----
 Loss before income taxes                              (33.8)       (20.1)           (34.9)        (26.3)
 Provision for income taxes                               --           --               --            --
                                                       -----        -----            -----         -----
 Net loss                                              (33.8)%      (20.1)%          (34.9)%       (26.3)%
                                                       =====        =====            =====         =====


         Revenue. Revenue increased 18% from $15.2 million for the three months ended June 27, 1999 to $18.0 million for the three months ended July 2, 2000, and increased 31% from $27.1 million for the six months ended June 27, 1999 to $35.4 million for the six months ended July 2, 2000. The increase is attributable to increases in unit shipments of existing products, the introduction of new products late in the 2nd quarter of 2000, shipment of products with higher average selling prices, increased revenues from our Algorithmic Research, Ltd. subsidiary, increased revenues associated with maintenance and support services, and the introduction of revenues from professional service consulting in the latter half of 1999. International revenue was 34% and 47% of total revenue for the second quarter of 2000 and 1999, respectively.

The Company's revenue is derived primarily from sales of its family of commercial network security products, and to a lesser extent, from the license of software products and from professional services, including customer support and consulting. Fees for maintenance and support services of hardware products are charged separately from product revenue. Revenues derived from the sale or license of the Company's products are recognized in accordance with the applicable accounting standards, including Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when persuasive evidence of a sale arrangement exists, such as receipt of a contract or purchase order, the product has been shipped, the sales price is fixed and determinable, collection is probable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements typically consist of maintenance and support, which are deferred and amortized over the applicable period, usually twelve months. Vendor specific objective evidence of the value of maintenance and support is generally based on the annual renewal rate. Concurrent with sales, a provision is made for estimated costs to repair or replace products under warranty arrangements. Consulting revenues, which to date have been immaterial, are recognized on a time-and-materials or percentage of completion basis in accordance with the provisions of Accounting Research Bulletin-45, "Long-Term Construction-Type Contracts," and Statement of Position 81-1:
"Accounting for Performance of Construction-type and Certain Production-type Contracts" depending on the contract.

         Gross Profit. Gross profit increased from $10.4 million for the three months ended June 27, 1999 to $11.6 million for the three months ended July 2, 2000, and increased from $18.2 million for the six months ended June 27, 1999 to $22.7 million for the six months ended July 2, 2000. The increase in dollars was primarily a result of the increase in revenue. As a percentage of sales, gross profit was approximately 69% and 64% for the quarters ended June 27, 1999 and July 2, 2000, respectively. The decrease in gross profit as a percentage of revenue was due to a higher percentage of revenues derived from our OEM-based ATM encryptor business which historically has lower gross margins and greater revenue contribution from lower margin customer service business.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 26% from $4.4 million for the three months ended June 27, 1999 to $5.6 million for the three months ended July 2, 2000, and increased 20% from $8.4 million for the six months ended June 27, 1999 to $10.1 million for the six months ended July 2, 2000. Gross research and development expenses as a percentage of revenue were 29% for the second quarter of 1999 and 31% for the second quarter 2000, and 31% for the first half of 1999 and 29% for the first half of 2000. The dollar increase resulted from increased spending for development costs of new products, offset by reduced spending and related reimbursements for externally funded contracts. The increase in expense as a percentage of revenue for the second quarters is due to the greater growth in spending due to new product introductions and lower development project reimbursements than the rate of revenue growth.

         From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $0.5 million for the second quarter of 1999 and $0.1 million for second quarter of 2000.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 47% from $6.2 million for the three months ended June 27, 1999 to $9.1 million for the three months ended July 2, 2000, and increased 48% from $11.6m for the six months ended June 27, 1999 to $17.2 million for the six months ended July 2, 2000. Selling and marketing expenses as a percentage of revenue were 41% and 51% for the second quarter of 1999 and 2000, respectively, and 43% and 49% for the first half of 1999 and 2000, respectively. Sales expenses increased for the second quarter of 2000 primarily due to the addition of 12 employees, commissions and payroll-related costs associated with the increased revenue and the management of indirect sales channels through the use of value-added resellers. Marketing expenses increased due to the addition of 11 employees, consulting, advertising, trade shows and other marketing costs associated with new marketing initiatives and a Cylink awareness promotional campaign. Selling and marketing expenses, expressed as a percentage of revenue, increased as a result of the above factors in advance of incremental revenues generated by new product introductions.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 9% from $3.3 million for the three months ended June 27, 1999 to $3.0 million for the three months ended July 2, 2000, and increased 22% from $5.9 million for the first half of 1999 to $7.2 million for the first half of 2000. General and administrative expenses as a percentage of revenue were 22% and 17% for the second quarter of 1999 and 2000, respectively, and 22% and 20% for the first half of 1999 and 2000, respectively. The dollar decrease in the second quarter of 2000 versus the second quarter of 1999 was primarily due to the recovery of legal costs under our insurance policy with respect to the class action litigation, a one-time telecommunication billing error recovery , the elimination of executive bonuses, offset in part by increased spending in the information technology area to support the Oracle ERP system. The decrease as a percentage of revenue is due primarily to the decrease in overall costs measured against an increasing revenue base.

         Amortization of Goodwill and Other Intangibles. Amortization relating to goodwill and other intangibles was $0.7 million in each period presented and relates to the acquisition of Algorithmic Research, Ltd ("ARL") in September 1997, and the acquisition of S.D.I. in the third quarter of 1999.

         Provision for Income Taxes. No significant provision for or benefit from income taxes was recognized in the quarter ended July 2, 2000 as the Company incurred a net operating loss for income tax purposes and the tax benefit therefrom was offset by an increase in the valuation allowance on the deferred tax asset.

         Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, and royalty income. Other income, net decreased from $0.6 million for the second three months of 1999 to $0.4 million for the second three months of 2000, principally due to decreased cash and cash equivalents and reduced royalty and other income.

LIQUIDITY AND CAPITAL RESOURCES

         At July 2, 2000, the Company had cash and cash equivalents of $18.9 million, working capital of $37.1 million and minimal long-term obligations. For the three months ended July 2, 2000, the Company recorded a net loss of $6.1 million. Net cash used in operating activities for the first half of 2000 was $17.3 million consisting primarily of the loss from operations, an increase in accounts receivable of $3.4 million, an increase in inventories of $6.3 million, an increase in accounts payable and accrued liabilities of $.1m, offset in part by an increase deferred revenue of $1.3 million. The increase in accounts receivable was due to higher than average shipments during the last month of the quarter. The increase in inventories was the result of advanced purchases of critical components to avoid stock shortages, and pre-production component purchases for a soon-to-be-released new product. The decrease in accounts payable resulted from payment cycles which are shorter than inventory turn cycles. The increase in accrued liabilities was due principally to sales commission accruals and amounts due under Cylink's Employee Stock Purchase Plan that was introduced in the first quarter of 2000. Net cash used in continuing operating activities for the first half of 1999 was $2.9 million consisting primarily of the loss from continuing operations of $7.1 million and an increase in accounts receivable of $3.7 million, offset in part by a decrease in inventories of $4.4 million. Both the increase in accounts receivable and the decrease in inventories were the result of increased sales over the previous quarter.

         Cash used in investing activities for the six months ended July 2, 2000 and June 27, 1999 was $2.2 million and $1.3 million, respectively, primarily to fund the acquisition of property, plant and equipment.

         Cash provided by financing activities for the six months ended July 2, 2000 was $5.2 million, resulting from proceeds from the sale of 875,000 shares of stock pursuant to the exercise of stock options. Cash provided by financing activities for the six months ended June 27, 1999 was not material.

         The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         The Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the next twelve months. Cylink has secured a $10 million revolving line of credit at favorable terms with a leading Silicon Valley bank to assure that we can meet any working capital requirements. The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing or from other sources in the future. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

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


         We introduced a number of new products during the first half of 2000, and we expect to introduce other new products during the remainder of 2000. The delay in product availability and/or failure of any such products to achieve market acceptance when anticipated, or at all, would materially and adversely affect our financial condition and results of operations.

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

         Our future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the NetAuthority and NetHawk products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire, Cylink ATM Encryptors and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of certain of these products. Our development engineers employed by ARL in Israel delivered NetHawk in January 2000 for beta testing with customers in the United States, and our production at our Santa Clara facilities depends on the continued availability and delivery schedules for components, or suitable alternatives, selected by our design engineers. NetAuthority is based on a pilot system delivered in mid-1999 under a development contract with the United States Postal Service, which we upgraded with our first commercial release during July 2000. These products may require additional development work, enhancement, and testing or further refinement before they can be introduced and made commercially available by us or achieve market acceptance. If such new and/or other recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve market acceptance. The failure by our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. On July 27, 2000, we entered into a contract to acquire the third party original equipment manufacturer of our ATM Encryptor product. Should this contract fail to close, we have no assurance that our supply contract will be renewed and in the event of a change of control or termination of operations, we may experience a temporary reduction in product availability and related ATM revenues pending successful renegotiation of an alternate supply contract or re-engineering of the product to be manufactured by Cylink.

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

         Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Information Resource Engineering, Inc., Network Associates, Inc., Secure Computing Corporation, Zaxus Limited (formerly Racal-Guardata, Inc.), and RSA Data Security, Inc. Our PKI product, NetAuthority, competes with numerous PKI products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., and VeriSign Inc., that already have numerous customers and significantly greater market recognition than the Company. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc. and Nokia Corp. Our professional services business competes with very large consulting organizations such as Andersen Consulting, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our original equipment manufacturer ("OEM") supplier of its ATM Encryptor product also competes with us through other channels, for sales of this product and, in the event we fail to close our agreement to acquire our OEM, this competition will continue. Our smart cards compete with numerous vendors, including Gemplus, S.A and
Schlumberger  Ltd.  A  number  of  significant   vendors,   including  Microsoft
Corporation, America On Line, Inc. and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

         Certicom Corporation and RSA Data Security, Inc., license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used in most of the Company's products. Although we have a license to use all of the principal public key methods promoted by Certicom and RSA DSI, to the extent significant segments of the network security market adopt technical standards different from those currently used by us, to the exclusion of our methods, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our financial condition and results of operations.

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

         The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, we have received communications from third parties asserting that our patents, features or content of certain of our products infringe upon the intellectual property rights held by third parties, and we may receive such communications in the future. There can be no assurance that third parties will not assert claims against us that result in litigation, including claims that may arise out of our ATM encryptor business we are in the process of acquiring. Any litigation, whether or not determined in our favor, could result in significant expense to us and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to us on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect our financial condition and results of operations.

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

         Our ability to deliver our products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. We depend in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain components and subsystems from single, or a limited number of, sources. We rely on a single OEM supplier for our ATM Encryptor, which we offer to our customers with our own management solution. In the event we fail to close our pending contract to acquire this OEM supplier, our dependence on this sole source of production will continue for the foreseeable future. A significant delay in obtaining a source of supply for components selected by our design engineers or interruption in the delivery of such items could have a material adverse effect on our financial condition and results of operations.

We face risks associated with our pending acquisition.

         On July 27, 2000 we agreed to acquire Celotek Corporation, a privately held company in the ATM encryption business, in exchange for $21,500,000 of our Common Stock minus certain expenses. The shares to be issued in this acquisition will increase the number of shares of our common stock outstanding, and therefore will result in earnings per share dilution unless we are able to realize sufficient financial benefits from the transaction. While we believe we will achieve financial benefits that will offset the dilution, acquisitions inherently involve risks and uncertainties. These include potential costs and management distractions associated with integrating the operations of the two companies, the potential loss of key employees of the acquired company, the potential loss of key customers, and potential operational challenges that the acquired company may have and which are sometimes unforeseeable. Any such circumstances could result in the acquisition not rendering financial benefits to offset the cost of the acquisition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of July 2, 2000, we held a total of $18.9 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of July 2, 2000, the decline in fair value of the portfolio would not be material.

         We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of July 2, 2000, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $145,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.


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

         The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). Plaintiffs recently filed an amended consolidated complaint and our motion to dismiss the complaint is pending before the Court.

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

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held May 17, 2000. The vote of holders of record of 30,440,642 shares of Cylink's common stock outstanding at the close of business on March 31, 2000 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

(b)      The  following  persons were elected  Directors of Cylink at the Annual
         Meeting:

                                            Votes                   Votes
        Name of Director                     For                   Withheld
        ----------------                     ---                   --------
        Howard L. Morgan                  26,607,890                69,185
        William W. Harris                 26,601,590                75,485
        William P. Crowell                26,606,061                71,014


(c)      The shareholders approved Cylink's 2000 Employee Stock Purchase Plan

                            Votes            Votes           Votes
                             For            Against        Withheld
                             ---            -------        --------
                          25,757,999        880,539         38,537


(d) The shareholders amended the Articles of Incorporation to increase the authorized number of Common Stock the Company may issue by 15,000,000 shares to a total of 55,000,000 shares.

                            Votes            Votes           Votes
                             For            Against        Withheld
                             ---            -------        --------
                          26,496,032        153,209         27,834


(e) The shareholders ratified the appointment of Deloitte & Touche LLP as Cylink's independent auditor for the fiscal year ending December 31, 2000.

                            Votes            Votes           Votes
                             For            Against        Withheld
                             ---            -------        --------
                          26,642,048         28,235          6,792


(f)      There were no other matters voted on at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

         Exhibit
         Number            Description of Exhibit
         ------            ----------------------
          27.1             Financial Data Schedule


(b)      Reports on Form 8-K:

         On August 4, 2000, Cylink filed a report on Form 8-K dated July 31, 2000 as required by Item 2 of Form 8-K with respect to an Agreement and Plan of Reorganization to acquire Celotek Corporation for a value of $21,5000,000 in Cylink Common Stock minus certain expenses.

Items 2, 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 15, 2000                          CYLINK CORPORATION

                                               By: /s/  ROGER A. BARNES
                                                   -----------------------------
                                                   Roger A. Barnes
                                                   Vice President of Finance
                                                   and Administration and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)