Form 10-Q
period 2000-10-01
CYLINK CORP /CA/
filed 2000-11-14
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

          Yes     X        No
               -------         --------


         As  of  November  10,  2000,  there  were  32,585,490   shares  of  the
Registrant's common stock outstanding.

                                            CYLINK CORPORATION
                              FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2000
                                                   INDEX
                                                                                                      Page
                                                                                                      ----
         Index                                                                                           1

Part I   Financial information

Item 1   Financial Statements and Supplementary Data

         a)   Condensed Consolidated Balance Sheets at October 1, 2000 and December 31, 1999             2

         b)   Condensed Consolidated  Statements of Operations for the three and
              nine months ended October 1, 2000 and September 26, 1999                                   3

         c)   Condensed  Consolidated Statement of Cashflows for the nine months
              ended October 1, 2000 and September 26, 1999                                               4

         d)   Notes to Condensed Consolidated Financial Statements                                       5

Item 2   Management's discussion and analysis of financial condition and results of operations           8

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                     18

Part II  Other Information                                                                              18

         Signature                                                                                      20

Exhibit  Exhibit 27.1, Financial Data Schedule                                                          21

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data; unaudited)
                                                                                    Oct 1,          Dec 31,
                                                                                     2000             1999
                                                                                   --------         --------
Assets
Current assets:
   Cash and cash equivalents                                                       $ 15,287         $ 33,170
   Accounts receivable, net of allowances of  $996 and $941                          17,676           16,130
   Inventories                                                                       13,796            6,745
   Deferred income taxes                                                              4,371            4,367
   Other current assets                                                               1,735            1,648
                                                                                   --------         --------
            Total current assets                                                     52,865           62,060

Restricted cash                                                                       1,400            1,400
Property and equipment, net                                                          11,270           10,038
Acquired technology, goodwill and other intangibles                                  21,968            3,188
Notes receivable from employees or former employees                                   3,347            3,165
Other assets                                                                          1,243            1,438
                                                                                   --------         --------
                                                                                   $ 92,093         $ 81,289
                                                                                   ========         ========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and long-term debt                            $ 207         $     24
   Accounts payable                                                                   6,549            6,635
   Accrued liabilities                                                                8,325            8,709
   Income taxes payable                                                               1,048            1,062
   Current portion of deferred revenue                                                3,003            2,380
                                                                                   --------         --------
         Total current liabilities                                                   19,132           18,810

Long-term liabilities:
   Capital lease obligations and long-term debt, less current portion                   269              112
   Deferred revenue and other accruals, less current portion                          1,462              388
                                                                                   --------         --------
                                                                                      1,731              500
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;                         -                -
      none issued and outstanding
   Common stock, $0.01 par value; 55,000,000 shares authorized;                         325              299
      32,547,000 and 29,877,000 shares issued and outstanding
   Additional paid-in capital                                                       158,577          126,896
   Deferred compensation related to stock options                                    (1,262)          (1,790)
   Accumulated other comprehensive loss                                                 (10)             (82)
   Accumulated deficit                                                              (86,400)         (63,344)
                                                                                   --------         --------
            Total shareholders' equity                                               71,230           61,979
                                                                                   --------         --------
                                                                                   $ 92,093         $ 81,289
                                                                                   ========         ========

                      See accompanying notes to Condensed Consolidated Financial Statements.

                                                          2

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data; unaudited)


                                                              Three Months Ended       Nine Months Ended
                                                             --------------------    --------------------
                                                                Oct 1,     Sep 26,     Oct 1,     Sep 26,
                                                                2000        1999        2000        1999
                                                             --------    --------    --------    --------
Revenue                                                      $ 17,192    $ 15,092    $ 52,575    $ 42,186
Cost of revenue                                                 6,173       4,157      18,852      13,038
                                                             --------    --------    --------    --------
Gross profit                                                   11,019      10,935      33,723      29,148
                                                             --------    --------    --------    --------
Operating expenses:
   Research and development, net                                5,659       3,783      15,571      11,276
   Selling and marketing                                        8,254       6,424      25,479      18,061
   General and administrative                                   3,426       3,800      10,654       9,716
   Amortization of purchased intangibles                          817         724       2,257       2,084
   Purchased in-process technology                              3,681        --         3,681        --
                                                             --------    --------    --------    --------
            Total operating expenses                           21,837      14,731      57,642      41,137
                                                             --------    --------    --------    --------
Loss from operations                                          (10,818)     (3,796)    (23,919)    (11,989)

Other income (expense):
         Interest income, net                                     281         420       1,108       1,356
         Royalty and other income (expense), net                 (171)        138        (237)        276
                                                             --------    --------    --------    --------
                                                                  110         558         871       1,632
                                                             --------    --------    --------    --------

Loss before income taxes                                      (10,708)     (3,238)    (23,048)    (10,357)
Provision for income taxes                                       --          --             8        --
                                                             --------    --------    --------    --------
Loss from continuing operations                               (10,708)     (3,238)    (23,056)    (10,357)
Gain on disposal of discontinued operations, net of tax          --         2,246        --         2,246
                                                             --------    --------    --------    --------
Net loss                                                     $(10,708)   $   (992)   $(23,056)   $ (8,111)
                                                             ========    ========    ========    ========
Earnings (loss) per share - basic:
     Continuing Operations                                   $  (0.35)   $  (0.11)   $  (0.76)   $  (0.36)
     Discontinued Operations                                     --          0.08        --          0.08
                                                             --------    --------    --------    --------
     Net income (loss)                                       $  (0.35)   $  (0.03)   $  (0.76)   $  (0.28)
                                                             ========    ========    ========    ========
Earnings (loss) per share - diluted:
     Continuing Operations                                   $  (0.35)   $  (0.11)   $  (0.76)   $  (0.36)
     Discontinued Operations                                     --          0.08        --          0.08
                                                             --------    --------    --------    --------
     Net income (loss)                                       $  (0.35)   $  (0.03)   $  (0.76)   $  (0.28)
                                                             ========    ========    ========    ========

Shares used in per share calculation - basic                   31,007      29,180      30,519      29,144
                                                             ========    ========    ========    ========
Shares used in per share calculation - diluted                 31,007      29,180      30,519      29,144
                                                             ========    ========    ========    ========

                  See accompanying notes to Condensed Consolidated Financial Statements.

                                                    3

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)
                                                                                      Nine Months Ended
                                                                                    ----------------------
                                                                                     Oct 1,        Sep 26,
                                                                                      2000          1999
                                                                                    --------     ---------
Cash flows from operating activities:
   Net income (loss)                                                                $(23,056)    $ (8,111)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Gain on disposal of discontinued operations                                    --         (2,246)
         Loss on disposal of fixed assets                                               --            190
         Depreciation                                                                  2,532        2,130
         Amortization of purchased intangibles                                         2,258        2,039
         Write-off of purchased in-process technology                                  3,681         --
         Deferred income taxes                                                            (4)          (9)
         Amortization of imputed interest on note receivable                            (182)        (184)
         Deferred compensation related to stock options                                  536          212
         Changes in assets and liabilities (net of effects of acquisitions):
            Accounts receivable                                                         (995)      (6,883)
            Inventories                                                               (5,421)       5,187
            Other assets                                                                 331        2,650
            Accounts payable                                                          (1,060)       2,717
            Accrued liabilities                                                         (404)      (1,551)
            Income taxes payable                                                          (6)         (46)
            Deferred revenue                                                           1,322          200
                                                                                    --------     --------
         Net cash used in operating activities                                       (20,468)      (3,705)
         Net cash used in discontinued operations                                       --           (529)
                                                                                    --------     --------
              Net cash used in operating activities                                  (20,468)      (4,234)
                                                                                    --------     --------

Cash flows from investing activities:
   Investment of Restricted Cash                                                        --         (1,400)
   Acquisition of property and equipment                                              (2,622)      (4,927)
   Loans to employees in exchange for notes receivable                                  --           (565)
   Collection of note receivable                                                        --          3,250
   Acquisition of S.D.I                                                                 --           (538)
   Acquisition of Celotek Corporation                                                 (1,061)        --
                                                                                    --------     --------
               Net cash used in investing activities                                  (3,683)      (4,180)
                                                                                    --------     --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                         6,209          279
   Other                                                                                 (13)        (124)
                                                                                    --------     --------
               Net cash provided by financing activities                               6,196          155
                                                                                    --------     --------
Effect of exchange rate changes on
   cash and cash equivalents                                                              72         (136)
                                                                                    --------     --------
Net decrease in cash and cash equivalents                                            (17,883)      (8,395)
Cash and cash equivalents at beginning of year                                        33,170       46,575
                                                                                    --------     --------
Cash and cash equivalents at end of year                                            $ 15,287     $ 38,180
                                                                                    ========     ========



Supplemental disclosures
   Cash paid for interest                                                           $   --       $      3
   Acquisition of corporation in exchange for Common Stock                          $ 25,759     $   --


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

     Certain 1999 financial statement amounts were reclassified to conform with 2000 classifications. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

2.       Inventories

                                                  October 1,       December 31,
                                                     2000               1999
                                                  -----------------------------
                                                            (in thousands)

   Raw materials                                  $    8,894         $    2,412
   Work in process and subassemblies                   1,378              1,610
   Finished goods                                      3,524              2,723
                                                  ----------         ----------
                                                  $   13,796         $    6,745
                                                  ==========         ==========

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

     As of October 1, 2000 and September 26, 1999, the Company had 6,943,000 and 6,699,000 stock options outstanding with a weighted average exercise price of $4.95 and $4.82, respectively. These options expire on various dates beginning in 2000 through 2008.

4.       Comprehensive Loss

     The components of comprehensive loss,  consisting of the Company's reported net  loss  and  unrealized  gains  or  losses  in  the  translation  of  foreign currencies, are as follows:
                                                        Three Months Ended           Nine Months Ended
                                                      ----------------------       ---------------------
                                                       Oct 1,       Sept 26,         Oct 1,     Sept 26,
                                                        2000          1999            2000        1999
                                                      ---------     --------       ---------    --------
 Net loss                                             $ (10,708)      $ (992)      $ (23,056)   $ (8,111)
 Other comprehensive income (loss)                           41          (88)             72        (136)
                                                      ---------     --------       ---------    --------
 Total comprehensive loss                             $ (10,667)    $ (1,080)      $ (22,984)   $ (8,247)
                                                      =========     ========       =========    ========

5.       Business Acquisition

     On August 30, 2000, Cylink acquired all the outstanding shares of Celotek Corporation, a developer of high-performance Asynchronous Transfer Mode network security appliances in exchange for the issuance of 1,664,000 Cylink shares valued at $23,431,000, the issuance of options to purchase 307,500 shares of Cylink common shares which vest over 4 years valued at $2,329,000, and net cash of approximately $1,316,000. The aggregate purchase price of approximately $27,076,000 includes transaction costs of approximately $1,558,000, some of which were satisfied through the issuance of Cylink shares. The acquisition was treated for accounting purposes as a purchase. The results of Celotek operations have been included in the Company's consolidated statement of operations after the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition, as summarized below (in thousands):

Current assets (including cash and cash equivalents of $253)           $  2,657
Property and equipment                                                    1,142
Current technology                                                       12,077
In-process technology                                                     3,681
Goodwill                                                                  7,521
Other intangibles                                                         1,403
Current liabilities                                                      (1,220)
Long-term debt assumed                                                     (185)
                                                                       ---------
                                                                       $ 27,076
                                                                       =========

     The amount of the purchase price allocated to intangible assets was determined by independent appraisal in a manner consistent with widely recognized appraisal practices. The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed at the time of the transaction. Amounts allocated to capitalized current technology and goodwill are being amortized on a straight-line basis over seven years. Amounts allocated to other intangibles are amortized on a straight-line basis over four to five years.

     The following unaudited pro forma information shows the results of operations for the nine months ended October 1, 2000 and September 26, 1999, as if the Celotek acquisition had occurred at the beginning of the earliest period presented and at the purchase price established in October 2000 (in thousands, except per share amounts):

                                                        Nine months ended
                                                   October 1,      September 26,
                                                      2000             1999
                                                   ----------      -------------

 Total Revenue                                     $   54,035      $     42,759

 Net loss                                          $  (27,451)     $    (17,405)

 Loss per share - basic & diluted:                 $     (.87)     $       (.57)


     The pro forma results for the nine months ended October 1, 2000 exclude the $3,681,000 charge for purchased in-process technology, as it is a non-recurring charge and includes amortization of intangible assets. The pro forma results for the nine months ended September 26, 1999 includes amortization of intangible assets.

     The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

6.       Working Capital Loan.

     On September 29, 2000, Cylink entered into an agreement with a bank for a $10.0 million working capital loan secured by all of Cylink's tangible assets. The revolving loan provides for loan advances up to 80% of Cylink's eligible accounts receivable, bears interest at a rate not exceeding the Bank's prime rate of interest, and is due September 29, 2001. There have been no advances made under the loan since its inception.

7.       Recently issued accounting pronouncements

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

8.       Contingencies

         Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

9.       Subsequent Events

          Financial Restructuring. On October 31, 2000, Cylink announced that it was reducing its workforce by approximately 12% as a part of a program to bring costs into line with near-term revenue expectations. Certain costs associated with the restructuring will be reflected in a one-time charge in the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Report on Form 10-Q includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events. The forward-looking statements in this document include, without limitation, the projected impact of our recent financial restructuring on our operating results and cash needs.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                     Three months ended             Nine months ended
                                                    --------------------          ---------------------
                                                    Oct 1,      Sept 26,          Oct 1,       Sept 26,
                                                     2000         1999             2000          1999
                                                    ------      --------          ------       --------
 Revenue                                             100.0 %      100.0 %          100.0 %       100.0 %
 Cost of revenue                                      35.9         27.5             35.9          30.9
                                                     -----       -----            -----          -----
 Gross profit                                         64.1         72.5             64.1          69.1
                                                     -----       -----            -----          -----
 Operating expenses:
   Research and development, net                      32.9         25.0             29.6          26.7
   Selling and marketing                              48.0         42.6             48.4          42.8
   General and administrative                         19.9         25.2             20.3          23.0
   Amortization of purchased intangibles               4.8          4.8              4.3           5.0
    Purchased in-process technology                   21.4            -              7.0             -
                                                     -----       -----            -----          -----
      Total operating expenses                       127.0         97.6            109.6          97.5
                                                     -----       -----            -----          -----

 Loss from operations                                (62.9)       (25.1)           (45.5)        (28.4)

 Other income, net                                     0.6          3.7              1.7           3.9
                                                     -----       -----            -----          -----

 Loss before income taxes                            (62.3)       (21.4)           (43.8)        (24.5)
 Provision for income taxes                             -            -                -             -
                                                     -----       -----            -----          -----

 Net loss                                            (62.3)%     (21.4) %         (43.8) %       (24.5)%
                                                     =====       =====            =====          =====

     Revenue. Revenue increased 14% from $15.1 million for the three months ended September 26, 1999 to $17.2 million for the three months ended October 1, 2000, and increased 25% from $42.2 million for the nine months ended September 26, 1999 to $52.6 million for the nine months ended October 1, 2000. The increase is attributable to increases in unit shipments of existing products, the introduction of new products, shipment of products with higher average selling prices, increased revenues from our Algorithmic Research, Ltd. subsidiary, increased revenues associated with maintenance and support services, and increased revenues from professional service consulting business. International revenue was 33% and 52% of total revenue for the third quarter of 2000 and 1999, respectively.

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

     Gross Profit. Gross profit increased from $10.9 million for the three months ended September 26, 1999 to $11 million for the three months ended October 1, 2000, and increased from $29.1 million for the nine months ended September 26, 1999 to $33.7 million for the nine months ended October 1, 2000. The increase in dollars was primarily a result of the increase in revenue. As a percentage of sales, gross profit was approximately 72% and 64% for the quarters ended September 26, 1999 and October 1, 2000, respectively. The decrease in gross profit as a percentage of revenue was due to a higher percentage of revenues derived from our OEM-based ATM and ISDN encryptor business, which have lower gross margins, and greater revenue contribution from lower margin customer service business.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 37% from $4.1 million for the three months ended September 26, 1999 to $5.7 million for the three months ended October 1, 2000, and increased 25% from $12.5 million for the nine months ended September 26, 1999 to $15.7 million for the nine months ended October 1, 2000. Gross research and development expenses as a percentage of revenue were 27% for the third quarter of 1999 and 33% for the third quarter 2000, and 30% for the first nine months of 1999 and 30% for the first nine months of 2000. The dollar increase resulted from increased spending for development costs of new products, and the acquisition of the Celotek ATM development team, offset by reduced spending and related reimbursements for externally funded contracts. The increase in expense as a percentage of revenue for the third quarter is due to increased investments in new product development.

     From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $0.3 million for the third quarter of 1999. No amounts were recognized for third quarter of 2000.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 30% from $6.4 million for the three months ended September 26, 1999 to $8.3 million for the three months ended October 1, 2000, and increased 41% from $18.1 million for the nine months ended September 26, 1999 to $25.5 million for the nine months ended October 1, 2000. Selling and marketing expenses as a percentage of revenue were 43% and 48% for the third quarter of 1999 and 2000, respectively, and 43% and 48% for the first nine months of 1999 and 2000, respectively. Sales expenses increased for the third quarter of 2000 primarily due to increased commission spending driven by increased revenues, headcount additions, and increased advertising and trade show costs associated with the "Securing e-business" promotional campaign. Selling and marketing expenses, expressed as a percentage of revenue, increased as a result of the above factors in advance of incremental revenues generated by new product introductions.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 10% from $3.8 million for the three months ended September 26, 1999 to $3.4 million for the three months ended October 1, 2000, and increased 10% from $9.7 million for the first nine months of 1999 to $10.7 million for the first nine months of 2000. General and administrative expenses as a percentage of revenue were 25% and 20% for the third quarter of 1999 and 2000, respectively, and 23% and 20% for the first nine months of 1999 and 2000, respectively. The dollar decrease in the third quarter of 2000 versus the third quarter of 1999 was primarily due to lower legal spending, and one-time charges in the third quarter of 1999 related to the ERP implementation and move related expenses. The decrease as a percentage of revenue is due primarily to the decrease in overall costs measured against an increasing revenue base.

     Amortization of Goodwill and Other Intangibles. Amortization relating to goodwill and other intangibles was $0.8 million in each period presented and relates to the acquisition of Algorithmic Research, Ltd ("ARL") in September
1997, the acquisition of S.D.I. in the third quarter of 1999, and the acquisition of Celotek in the third quarter of 2000.

     Purchased in-process technology. In-process technology acquired as a result of the Celotek acquisition was expensed upon acquisition as a one-time charge in accordance with generally accepted accounting principles.

     Provision for Income Taxes. No significant provision for or benefit from income taxes was recognized in the quarter ended October 1, 2000 as the Company incurred a net operating loss for income tax purposes and the tax benefit therefrom was offset by an increase in the valuation allowance on the deferred tax asset.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, and royalty income. Other income, net decreased from $0.6 million for the third three months of 1999 to $0.1 million for the third three months of 2000, principally due to decreased cash and cash equivalents and reduced royalty and other income.

LIQUIDITY AND CAPITAL RESOURCES

     At October 1, 2000, the Company had cash and cash equivalents of $15.3 million, working capital of $32.3 million and minimal long-term obligations. For the three months ended October 1, 2000, the Company recorded a net loss of $10.7 million. Net cash used in operating activities for the first nine months of 2000 was $20.5 million consisting primarily of the loss from operations, an increase in accounts receivable of $1.0 million, an increase in inventories of $5.4 million, an decrease in accounts payable and accrued liabilities of $1.1m, offset in part by an increase deferred revenue of $1.3 million. The increase in accounts receivable was due to higher than average shipments during the last month of the quarter. The increase in inventories was the result of advanced purchases of critical components to avoid stock shortages. The decrease in accounts payable resulted from payment cycles which are shorter than inventory turn cycles. The decrease in accrued liabilities was due principally to payroll timing. Net cash used in continuing operating activities for the first nine months of 1999 was $3.7 million consisting primarily of the loss from continuing operations of $8.1 million and an increase in accounts receivable of $6.9 million, offset in part by a decrease in inventories of $5.2 million. Both the increase in accounts receivable and the decrease in inventories were the result of increased sales over the previous quarter.

     Cash used in investing activities for the nine months ended October 1, 2000 and September 26, 1999 was $3.7 million and $4.2 million, respectively. Cash used in investing activities for the nine months ended October 1, 2000 included $2.6 million used to acquire property, plant, and equipment, and $1.1 million used in the acquisition of Celotek. Cash used in the nine months ended September 26, 1999 was used primarily to fund the acquisition of property, plant and equipment.

     Cash provided by financing activities for the nine months ended October 1, 2000 was $6.2 million, resulting from proceeds from the sale of 1,006,000 shares of stock pursuant to the exercise of stock options. Cash provided by financing activities for the nine months ended September 26, 1999 was not material.

     The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Assuming the Company's financial restructuring plan provides the intended beneficial cost reduction, the Company believes that existing cash balances and cash generated from operations, if any, will be sufficient to fund necessary purchases of capital equipment and to provide working capital through at least the next twelve months.

Cylink has secured a $10 million revolving line of credit with a leading Silicon Valley bank to assist the Company, if necessary, in meeting its working capital requirements, subject to the Company's satisfaction of certain operating covenants at the time of drawing against this revolving line of credit. The Company is targeting its financial restructuring plan to satisfy these covenants. In the event the Company's financial restructuring plan is delayed or unsuccessful, or it is otherwise unable to satisfy the conditions for use of this revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing or from other sources in the future. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

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

         o     market   acceptance   of  our  new  products  and  those  of  our
               competitors, in particular, our recently introduced products which have received limited market acceptance to date;

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

         o any disruption in our operations caused by our recent reduction in work force or recent departures of a number of senior executives.

     We introduced a number of new products during the first nine months of 2000, and we expect to introduce other new products during the remainder of 2000. The delay in product availability and/or failure of any such products to achieve market acceptance when anticipated, or at all, would materially and adversely affect our financial condition and results of operations.

Pending Litigation

     See Part II, Item 1. "Legal Proceedings."

Our sales cycles are long and unpredictable, which makes period-to-period revenues difficult to predict.

     Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders and, consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. Furthermore, increases in backlog from quarter to quarter may be due, as in the third quarter, to placement of orders calling for delivery dates extended over a much longer period of time into future periods. Consequently, our order backlog becomes more vulnerable to customer cancellations. As a result of these fluctuations in our sales cycle and order backlog, product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. If revenue falls significantly below anticipated levels, as it has at times in the past, our financial condition and results of operations would be materially and adversely affected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business or the market sector in which we operate, the price of our Common Stock would likely be adversely affected.

     These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our common stock may drop.

We are dependent on recently introduced and new network security products.

     Our future results of operations will be highly dependent on the successful completion of the design, development, introduction, marketing and manufacture of the NetAuthority and NetHawk products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, PrivateWire, Cylink ATM Encryptors and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of certain of these products. A number of these products require additional development work, enhancement, and testing or further refinement before they can achieve adequate market acceptance. If such new and/or other recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve market acceptance. The failure by our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations.

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

     Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Information Resource Engineering, Inc., Network Associates, Inc., Secure Computing Corporation, Zaxus Limited

(formerly Racal-Guardata, Inc.), and RSA Data Security, Inc. Our PKI product, NetAuthority, competes with numerous PKI products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., and VeriSign Inc., that already have numerous customers and significantly greater market recognition than the Company. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc. and Nokia Corp. Our professional services business competes with very large consulting organizations such as Andersen Consulting, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our smart cards and tokens compete with numerous vendors, including Datakey, Inc., Gemplus, S.A, Rainbow Technologies, Inc. and Schlumberger Ltd. A number of significant vendors, including Microsoft
Corporation, America On Line, Inc. and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

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

We may continue to experience turnover among our executive officers and key personnel that are critical to our business.

     In late 1998 Mr. William C. Crowell, formerly Vice President of Product Strategy, was promoted to President and Chief Executive Officer. On November 3, 2000 Roger A. Barnes, our Vice President of Finance and chief financial officer, notified us of his decision to resign from Cylink to accept the position of chief executive officer and president of another company. On November 5, we appointed Christopher Chillingworth, formerly our Corporate Controller, to the position of Acting Chief Financial Officer.

     In addition to Mr. Barnes, our Vice President of Professional Services, Vice President of Marketing, the CEO of our Israeli subsidiary, ARL, and our Chief Scientist recently ended their employment relationships with us. Although we filled the position of CEO for ARL, it is uncertain whether and how quickly we will fill the remaining positions.

     Our future success will depend in large part on the abilities of Mr. Crowell and the contributions by our other executive officers, key management and technical personnel. The loss of the services of one or more of our remaining executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results.

We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand.

     We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage our employees. Competition is intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. We have experienced delays in filling positions for engineering and marketing personnel and expect to experience continued difficulty in filling our need for qualified engineers and other personnel. Furthermore, the recent reduction in our workforce and executive departures will create greater uncertainty among our existing and prospective employees to accept or continue their employment with the Company. There can be no assurance that we will be able effectively to manage our reduction in the work force, or any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

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

     The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, we have received communications from third parties asserting that our patents, features or content of certain of our products infringe upon the intellectual property rights held by third parties, and we may receive such communications in the future. There can be no assurance that third parties will not assert claims against us that result in litigation, including claims that may arise out of the ATM Encryptor business we recently acquired. Any litigation, whether or not determined in our favor, could result in significant expense to us and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to us on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect our financial condition and results of operations.

If we are unable to adapt our services to rapidly changing technology, or if the market for our network security products fails to develop, our business and operating results could suffer.

     The market for our network security products is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Our future success will depend in part upon end-users' demand for network security products in general, and upon our ability to enhance our existing products and to develop and introduce new products and technologies that meet customer requirements. We face continuing challenges to educate customers as to the value of our security products and security consulting services. We believe that many potential customers do not appreciate the need for our security products unless and until they have faced a major security breach. Many potential customers prefer not to disclose significant security breaches of their networks or are reluctant to invest in the development of a professional security architecture to protect their networks. This market resistance is compounded by our limited resources to invest in marketing campaigns for our products and services.

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

     In addition, a portion of the sales of our network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to make these networks into viable commercial marketplaces may take longer than anticipated before they are fully developed, and once developed, these networks may not require our products to become viable commercial marketplaces.

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

     Due to U.S. and Israeli government regulations restricting the export of cryptographic devices and software, including sales to foreign governments of certain of our network security products, we are often at a disadvantage in competing for international sales compared to companies located outside the United States and Israel that are not subject to such restrictions. Although the Department of Commerce continues to relax the export control laws as they apply to sales of our products to our commercial customers, we still face certain export controls on sales to foreign governments and transfers of our technology to foreign partners, as well as considerable administrative time and expense in complying with these export regulations.

     Our Israeli subsidiary, ARL, is vulnerable to disruption in its operations due to political unrest concerning well publicized territorial claims by some of its residents, as well within neighboring countries. These disruptions could include delays in communications with our principal offices as well as the operation of ARL's engineering and sales' activities. Furthermore, a number of ARL's employees owe continuing service obligations to the Israeli military and these obligations may cause significant suspension of their employment or unscheduled leaves of absence.

We face risks from our dependence on third party subcontractors and suppliers.

     Our ability to deliver our products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. We depend in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain components and subsystems from single, or a limited number of, sources. We rely on a single OEM supplier for our ISDN Encryptor. A significant delay in obtaining a source of supply for components selected by our design engineers or interruption in the delivery of such items could have a material adverse effect on our financial condition and results of operations.

We face risks associated with our recently completed acquisition of Celotek Corporation.

     On August 30, 2000 we closed our acquisition of Celotek Corporation, a privately held company in the ATM encryption business, in exchange for $21,500,000 of our Common Stock minus certain expenses. The shares issued in this acquisition have increased the number of shares of our common stock outstanding, and therefore will result in earnings per share dilution unless we are able to realize sufficient financial benefits from the transaction. While we believe we will achieve financial benefits that will offset the dilution, acquisitions inherently involve risks and uncertainties. These include potential costs and management distractions associated with integrating the operations of the two companies, the potential loss of key employees of the acquired company, the potential loss of key customers, and potential operational challenges that the acquired company may have and which are sometimes unforeseeable. Any such circumstances could result in the acquisition not rendering financial benefits to offset the cost of the acquisition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of October 1, 2000, we held a total of $15.3 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of October 1, 2000, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of October 1, 2000, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $269,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

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

     The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No.
C98-4292 (VRW). On November 6, 2000, the Court dismissed the consolidated complaint on the ground it failed to properly plead a claim and allowed plaintiffs thirty (30) days to amend and refile a compliant.

     Cylink believes it has meritorious defenses to these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.

     On September 27, 2000, the Company entered into a settlement with the Securities and Exchange Commission under which the Commission enjoined Cylink from violating certain of the Commission's regulations, without requiring Cylink to admit the occurrence of any such violations, and without imposing any fines or penalties.

     There is currently an action proceeding in the United States District Court for the Northern District of California, captioned Securities and Exchange Commission vs. John Daws, Thomas Butler and Mark Folit, No. C -00-2099, in which the Commission seeks to enjoin violations of the Commission's regulations, impose civil penalties and disgorgement of certain benefits while formerly employed by Cylink. Although neither Cylink or any of its current officers are parties to this proceeding, two of the defendants in this action have demanded indemnification by the Cylink for the costs of their defense. Although Cylink has placed its insurance carriers on notice of the Commission's recent action, the extent of Cylink's continuing obligations to these defendants, if any, has not been determined. At this time, the Company believes its insurance coverage is adequate for any indemnity obligations it may legally have to these defendants, and intends to defend itself vigorously with respect to any claims that exceed Cylink's obligations under the law. However, in the event Cylink's insurance coverage for these claims is inadequate or unavailable for any reason, Cylink's financial condition, cash flows and results of operations could be adversely affected.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits Index:

         Exhibit

         Number   Description of Exhibit

                  27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         On August 4, 2000, Cylink filed a report on Form 8-K dated July 31, 2000 as required by Item 2 of Form 8-K with respect to an Agreement and Plan of Reorganization to acquire Celotek Corporation for a value of $21,500,000 in Cylink Common Stock minus certain expenses.

         On September 11, 2000, Cylink filed a report on Form 8-K dated August 30, 2000 as required by Item 2 of Form 8-K which disclosed that the Merger with Celotek Corporation was consummated on August 30, 2000. Under the terms of the Merger, an aggregate of 1,610,545 shares of Cylink common stock were exchanged for all outstanding shares of Celotek stock and 300,000 shares of Cylink common stock were set aside for the conversion of Celotek options assumed by Cylink in the transaction. 241,582 of the 1,664,329 shares of Cylink's common stock issuable in exchange for the Celotek stock at the closing of the Merger were placed in escrow for up to 12 months from the date of Merger to compensate Cylink for losses resulting form any inaccuracy in the representations or warranties of Celotek in the Reorganization Agreement or any failure to comply with any covenant contained in the Reorganization Agreement.

         On November 6, 2000,  Cylink  filed a report on Form 8-K as required by
         Item 5 of Form 8-K. On October 31, 2000, Cylink Corporation ("Cylink") announced that it has reduced its workforce by approximately 12% as part of its program to bring costs into line with near-term revenue expectations. In addition, effective November 6, 2000, Roger A. Barnes, chief financial officer of Cylink, left Cylink to join another company. Christopher Chillingworth, formerly Cylink's Corporate Controller, has been appointed Acting Chief Financial Officer.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000                   CYLINK CORPORATION

                                          By:  /s/  R. CHRISTOPHER CHILLINGWORTH
                                               ---------------------------------
                                               R. Christopher Chillingworth
                                               Acting Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)