Form 10-K
period 2000-12-31
CYLINK CORP /CA/
filed 2001-04-02
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000          Commission File No. 0-27742


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

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 30, 2001, as reported by the Nasdaq National Market, was approximately $60,595,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of March 30, 2001, there were 32,706,298 shares of the Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 16, 2001, are incorporated by reference in Parts II, III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS....................................................1
PART I........................................................................1
ITEM 1.  BUSINESS.............................................................1
ITEM 2. PROPERTIES...........................................................14
ITEM 3. LEGAL PROCEEDINGS....................................................15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15
PART II......................................................................16
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS...................................................................16
ITEM 6. SELECTED FINANCIAL DATA..............................................17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS.....................................................17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........21
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................22
     Report of Independent Accountants.......................................23
     Consolidated Balance Sheets.............................................25
     Consolidated Statements of Operations...................................26
     Consolidated Statements of Shareholders' Equity.........................27
     Consolidated Statements of Cash Flows...................................28
     Notes to Consolidated Financial Statements..............................29
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE......................................................44
PART III.....................................................................45
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................45
ITEM 11. EXECUTIVE COMPENSATION..............................................45
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......45
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................45
PART IV......................................................................45
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.....45
SIGNATURES...................................................................49
SCHEDULE II..................................................................50
INDEPENDENT AUDITORS' CONSENT................................................51

                           FORWARD LOOKING STATEMENTS

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

     You should not rely on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those described under the caption "Risk Factors" and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in Cylink's Reports on Form 10-Q, 10-Q/A, and 8-K.

     All statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.


                                     PART I

ITEM 1. BUSINESS

     We develop, market and support a comprehensive family of secure e-business solutions. We believe our cryptographically based products provide the most secure, flexible and easily managed solutions for expanding our customers' businesses.

     Our solutions provide competitive advantages for our customers by building trust into their communications networks. We create trust in customers' networks by securing the access, privacy and integrity of information when it is transmitted over their local area networks, or LANs, as well as globally over wide area networks, or WANs, and public networks, such as the Internet. These trusted solutions enable our customers to merge their operations and transactions onto their existing networks, maximize their use, reduce the costs of their operations, and expand their businesses. Our customers include leading Fortune 500 corporations, multinational financial institutions and numerous agencies within the United States Government.


                               INDUSTRY BACKGROUND

     The introduction of new data services for enterprise WANs, the use of the Internet for enterprise communications and transactions and the continued growth in LANs, have increased the demand for reliable, easily managed security solutions. Until recently, corporate communication networks within the United States typically relied on private lines leased from telephone carriers. Competing services based on shared networks, such as frame relay and Asynchronous Transfer Mode, or ATM, and public networks such as the Internet, now offer alternatives forever increasing communications. Enterprises are adopting these varied network services to communicate and conduct their transactions with business partners and customers. However, this growing dependence on diverse, non-private networks magnifies both the risk of exposing highly valuable enterprise information to unauthorized parties and the complexity of managing reliable security solutions. Our customers' needs to expand their e-business services without jeopardizing the integrity of their electronic information, and to easily manage their e-business security solutions, create a market for our products and services.

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

     We provide a comprehensive portfolio of integrated security solutions. Our public key based solution includes the NetHawk, which creates a secure, virtual private network, or VPN, for transmitting high value information. Our link, frame relay and ATM security appliances can be deployed easily throughout the network to assure the integrity and privacy of information transmitted over private leased lines or shared network services. These network security appliances are designed to secure existing networks without reducing performance or requiring modifications to customers' existing network hardware or software. This ease of "drop in" integration is accomplished with a broad range of hardware and software implementations of network interfaces, which enable our security appliances to connect to most networks in use throughout the world. We also offer a unified management platform for all of our security appliances to authenticate these devices, configure their use and centrally manage their operation. Our solutions include our public key infrastructure, or PKI, for managing the digital identities and privileges of all correspondents on the customer's network. We also offer professional services to integrate and support our solutions within the customer's enterprise, and product-independent consulting to assess customers' network security risks and policies.


                                 COMPANY HISTORY

     Founded in 1983, we are the first company created to market public key based security solutions for high value networks. By 1985 we introduced to the market our first line of link encryptors to secure private leased lines. Ten years later, we began introducing our first security appliances for frame relay services and the Internet. In the late 1990's, we acquired companies that allowed us to add services and solutions for remote access over the Internet, including tokens, smart cards and readers, as well as security consulting. In mid-2000, we acquired Celotek Corporation, and became the premier source for the increasingly important ATM market.

     In February and March of 1996, we completed our initial public offering and our Common Stock began trading on the Nasdaq National Market under the symbol CYLK.

     We operate in one industry reportable segment - network security products. Our principal operations outside of the United States have primarily consisted of research and development in Israel, as well as sales and service offices located in Israel, the United Kingdom and several other countries in Europe and the Far East. See Note 13 of the Notes to Consolidated Financial Statements for geographic area information.

      OUR PRODUCTS AND SERVICES

      The following table sets forth our principal products and services:

Products and Services                                   Description
- ---------------------                                   -----------
Internet Security - VPNs

         NetHawk                                        High Performance, Highly Scalable VPN Appliance

         PrivateWire                                    Software Solution For Internet Communications

Public Key Infrastrucure

         NetAuthority                                   Highly Scalable Software For Trusted Authentication

Security Network Management

         PrivaCy Manager                                Software For Managing Numerous Security Devices

WAN Security
                                                   2



         Cylink Link Encryptor                          High Speed Appliance For Point-To-Point
                                                        Communications

         Frame Relay                                    High Speed Appliance for Frame Relay Networks

         ATM Encryptors                                 High Speed Appliances For ATM Networks

         ISDN Encryptors                                High Speed Appliances for ISDN Networks

                Smart Cards

         PrivateCard and PrivateSafe                    Embedded Cryptographic Processors and Secure PIN
                                                        Readers

         Mini-Key                                       Smart Card technology in a USB token form factor

                Consulting Services

         Security Design International Group            Product-Independent Security Assessments and
                                                        Policies
Integration And Custom Development

         Algorithmic Research Ltd.                      Over 10 Years Of Experience Designing and
                                                        Implementing Security Solutions


Internet Security - VPNs

     NetHawk.   The  NetHawk   VPN  is  our  latest   security   appliance   for
communications over the Internet. NetHawk enables encryption of thousands of simultaneous connections at speeds from 10 to 100 Mbps, using strong, triple DES encryption. Like all of our products, NetHawk uses public key cryptography for fully automated key management. NetHawk began shipping to customers in June 2000.

     PrivateWire. PrivateWire gateways and clients, including SecureSource and SecureDestination clients, are a family of bundled security services, which can be integrated into almost any network environment, with little or no application, system, or network modifications. PrivateWire ensures security at the application as well as the communications level. Application-level security allows for digital signing of sensitive transactions. Public Key cryptography enables reciprocal authentication and communications that are encrypted using one-time session keys. We announced the introduction of PrivateWire 3.0 in September 2000.

Public Key Infrastructure

     NetAuthority. NetAuthority is a highly scalable, standards-based public key infrastructure, or PKI, system that enables a wide variety of applications including secure email, secure web browsing, virtual private networking, or VPN, and e-commerce. NetAuthority consists of a Certificate Authority, Registration Server, Registration Authority and a PKI Toolkit, that together provide all the components necessary to make applications and devices PKI enabled. NetAuthority is based on our PKI that we delivered to the United States Post Office under a development agreement to support delivery of postage over the Internet. The United States Post Office recently selected NetAuthority again for inclusion in its Net.Post.Certified service.

Security Network Management

     PrivaCy Manager.  PrivaCy Manager provides a single,  Java-based,  security management platform for all of our Internet Security and WAN Security appliances. PrivaCy Manger's graphical representation of the network's topology and its point-and-click interface simplifies the tasks of configuring, modifying and managing network security. Furthermore, PrivaCy Manager can implement a broad range of security policies for determining access to network security devices, while preventing unauthorized devices from masquerading as legitimate devices within a user's network. We believe that PrivaCy Manager's ease of management is one of our competitive advantages in lowering our customer's total cost of network security.

WAN Security

     Cylink Link Encryptors. The Cylink Link Encryptor and its predecessor, the CIDEC product families, are network appliances that form a complete line of link encryptors for securing sensitive data transmitted over high-speed, point-to-point or dial-up communication links. Our Link Encryptors secure data communications at speeds up to 2 Mbps over private and public networks and support most widely used data link protocols. At the end of 2000, Cylink introduced the CLE-HSSI, a link encryptor with high-speed serial integration, which we believe tests confirm to be the fastest link encryptor on the market.

     Cylink Frame Encryptor. The Frame Encryptor is a network appliance that provides high-speed, high-level security for frame relay networks. It encrypts data at speeds of up to 4 Mbps and is scalable across a wide range of networks and applications. It positively identifies other Frame Encryptor units and will not accept frames from unauthorized sources. Once a connection is made, data is encrypted as it flows between nodes and different encryption keys are used for each virtual circuit.

     Cylink ATM Encryptor. The ATM Encryptor is a family of security gateways for ATM networks operating at varying speeds. It creates a virtual trusted network that provides data privacy and access control for connections between trusted ATM local area networks across public ATM wide area networks. In August 2000, Cylink acquired Celotek, its former OEM supplier of ATM encryptors, and opened the Cylink ATM Technology Center, devoted exclusively to the design and production of ATM encryptor equipment.

     Cylink ISDN Encryptor. The ISDN Encryptor is a new product line designed to provide encryption across a range of ISDN applications including Primary Rate Interface, or PRI, or Basic Rate Interface, or BRI, for applications including remote computing and teleconferencing. Cylink ISDN encryptors are manufactured for Cylink by DICA Technologies of Germany.

Smart Cards

     PrivateCard. PrivateCard is an advanced, electronic smart card with an on-board Public Key processor. PrivateCard serves as a secure personal token for authenticated and encrypted transactions.

     PrivateSafe. PrivateSafe is a highly portable secure PIN smart card reader that is easily installed by plugging in two cables between the keyboard and the client computer.

     MiniKey. MiniKey extends our smart card technology by placing it in a USB token, allowing users to take advantage of the ubiquity of the USB interface.

Consulting Services

     Security Design International Group. SDI consultants based in Virginia and the UK provide product-independent security assessments, risk management analysis, policy guidance and implementation, penetration testing of customers' networks, PKI policies and security awareness programs.

Integration And Custom Development

     Algorithmic Research Ltd. Our subsidiary, based in Israel, Algorithmic Research has over ten years of experience in developing and integrating security components and products within customers' networks.

Market Acceptance of Our Latest Products

     Our future results of operations will be highly dependent on the successful marketing and customer acceptance of our latest products, including both NetHawk and NetAuthority. These newly developed products have been made commercially available, but have yet to be widely accepted or deployed. If such new and recently introduced products develop performance, reliability, quality or other shortcomings, then such products could continue to fail to achieve market acceptance and we may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our financial condition and results of operations. For more information on factors affecting the market acceptance of our products, see "Risk Factors".

Sales, Marketing and Customer Support

     We market our products primarily through our direct sales force and, to an increasing extent, through distributors. Our direct sales force operates from our headquarters in Santa Clara, California and other regional sales offices located in the United States, Israel, Europe, and the Far East. Our sales force, engineers and technical personnel work closely with customers to determine system security and network configurations that meet the customers' needs.

     International sales are made primarily through our headquarters in Santa Clara, California, five foreign sales offices, and numerous distributors. We do not have long-term contractual relationships with any of our distributors and, therefore, have no assurance of a continuing relationship within a given market.

     To date, the majority of our customers for our network security products have been Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who rely on our WAN Security Products to encrypt and secure their WANs operating over private leased lines and packet switched networks.

     We believe that customer support is essential to developing and maintaining good relationships with our customers. Our support personnel are responsible for providing installation, technical training, technical support, on-site support and repair services. We offer end-users a number of different levels of support, maintenance and service options, including extended warranties, emergency replacement services, product upgrades and on-site support. We offer service and support from our headquarters and from service and support centers in New Jersey, the United Kingdom, Brussels, Israel and Singapore. Telephone support is also available twenty-four hours per day, seven days per week, through a toll-free hotline.

     Our products developed or manufactured in the United States are subject to the export control laws of the United States and regulations promulgated by the U.S. Department of Commerce. Certain limitations applied by the Commerce Department affect the functionality of the products, which may be exported to foreign governments. In addition, these United States export laws prohibit the export of encryption products to a number of certain hostile countries.

     Although to date we have been able to secure the necessary export licenses to compete effectively in the international market, we may not be able to secure such licenses in a timely manner in the future, or at all. In certain foreign countries, our distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, our distributors have not been denied permission to import our products. For more information on our sales, marketing and customer support activities, see "Risk Factors".

Backlog

     Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within thirty to sixty days of receipt of a customer's firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. We do not generally maintain long-term contracts with our customers that require them to purchase our products. Our backlog for continuing operations as of December 31, 1999 and 2000 was approximately $7.3 million and $2.3 million, respectively. For more information on our product sales cycle, see "Risk Factors".

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

     Our product designs are proprietary but generally incorporate industry-standard algorithms and hardware components. However, certain semiconductor devices, electronic components and subassemblies are currently purchased from sole source suppliers. Specifically, each of our custom designed integrated circuits, including our encryption circuits, are manufactured by one supplier at a time. Our sole source suppliers include American Microsystems, Inc., Atmel Corp., National Semiconductor and Chip Express. Certain other components are currently available or acquired from only a limited number of suppliers. Our ability to timely deliver our products is highly dependent upon the availability of quality components and subsystems from these suppliers. We also depend in part upon subcontractors to manufacture, assemble and deliver in a timely and satisfactory manner. A failure to find an adequate source of supply for components selected by our design engineers for new products or a significant interruption in the delivery of sole source items from existing suppliers could have a material adverse effect on our results of operations. Although we believe, if necessary, that we will be able to locate another source for components and subsystems, the delay in receiving supplies and in production of our finished goods, may be material. For more information on our manufacturing dependencies, see "Risk Factors".

Intellectual Property and Other Proprietary Rights

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain aspects of our network security product designs, and have additional U.S. patent applications pending. We regularly evaluate the applicability of our patents to other products of third parties. We also seek to protect our proprietary rights through a combination of employee and third party nondisclosure agreements. For more information on our intellectual property and other proprietary rights, see "Risk Factors".

Research and Development

     The market for our products is characterized by rapidly changing technologies, extensive research and new product introductions. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products. As a result, we expect to continue to make a significant investment in engineering and research and development. In 1998, 1999 and 2000 we incurred $17.7 million, $17.7 million and $22.2 million, respectively for research and development.

Competition

     We compete in the market for network security solutions based on our portfolio of products and services, their ease of deployment within customers' existing networks and our integrated management platform for our network security appliances. We believe that our offering of network appliances and software solutions is the optimum selection for customers who are seeking to expand their e-businesses with various network services. We also believe that our cryptography-based products offer a more flexible and, easily managed solution for our customers' networks than other vendors' security solutions. Our consulting and integration services provide an opportunity for our customers to learn more about network security issues, and for us to learn more about the market's requirements for improvements to our solutions. We also believe that we can increase the demand for our products and services by increasing the market's awareness of network security and its positive contribution to customers' e-businesses.

     Our competitors in the network security market, including companies that offer products similar to or perceived as an alternative to our products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., and Zaxus, Inc. Our PKI product, NetAuthority, will be competing with products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., RSA, Inc. and VeriSign, Inc., that already have numerous customers and significantly greater market recognition. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc. and Nokia Corp. Our smart cards and tokens compete with numerous vendors, including Datakey, Inc., Gemplus, S.A., Rainbow Technologies, Inc. and Schlumberger Ltd. Our professional services business competes with very large consulting organizations such as Accenture, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. A number of significant vendors, including Microsoft, America On Line and Cisco Systems, have embedded security solutions in their software. For more information on our competition see "Risk Factors."

Employees

     As of December 31, 2000, we had 401 employees, of whom 144 were primarily engaged in research and development, 148 in sales, marketing and related customer support services, 58 in administration and 51 in manufacturing. Of these employees approximately 33 were located in Europe, 82 in Israel, and 7 in Asia. None of our employees is represented by a collective bargaining agreement with respect to his or her employment by us, nor have we experienced any organized work stoppage. We consider our relations with our existing employees to be good.

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

     We have incurred significant net losses in 2000 and in prior years. The Company had an accumulated deficit as of December 31, 2000 of $98.7 million. We expect to continue to incur net losses at least through 2001. We might not increase or maintain our revenue or be profitable on a quarterly or an annual basis for the foreseeable future. Our continuing losses may adversely impact our ability to raise additional capital when required.

     The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $15 million as of December 31, 2000 and prospective borrowing will satisfy the Company's current anticipated working capital and capital expenditure requirements through at least December 31, 2001. In addition, the Company has a credit facility that provides for up to $10 million of borrowings, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. The Company is renegotiating its credit facility in order to obtain more favorable covenants. The new line of credit will be subject to the Company's satisfaction of certain financial covenants during the term of the loan. During the fourth quarter of 2000, the Company began to realize the benefits of the actions taken to reduce operating costs in its core business, and believes such cost reductions are sustainable in 2001. However, there can be no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company and its business and the price of our Common Stock will be adversely affected.

Our quarterly revenues and operating results may vary in the future, which could cause our stock price to drop.

     We have historically experienced significant fluctuations in our operating results on a quarterly basis and could experience such fluctuations in the future. Our revenues and operating results are affected by a number of factors including the following:

     o our inability to accurately forecast revenues and respond in a timely manner to changes in the revenue levels;

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

     o expenses incurred in seeking to enforce or defend claims with respect to intellectual property rights;

     o   changes in the revenue mix from products or services sold;

     o changes in the percentage of products sold through our direct sales force;

     o   loss of an important customer;

     o changes in the economy that effect the purchasing decisions of our customers;

     o   failure  to  grow  our  customer   base  in   accordance   with  market
         expectations;

     o disruption in our operations caused by the reduction in work force and recent departures of a number of senior executives;

     o   customer discounts and credits; and

     o our limited ability to reduce expenses to offset any unexpected shortfall in revenue growth or decrease in revenue.

     Many of these factors are outside of our control. Unforeseen reductions in revenue can materially and adversely affect our ability to raise capital or sustain ongoing operations.

     We introduced a number of new products during 2000, and plan to release new versions of existing products in 2001. The failure of any such products to achieve market acceptance when anticipated, or at all, would materially and adversely affect our financial condition and results of operations.

Changes in accounting practices could adversely affect the calculation of our future operating results.

     In connection with the acquisition of Algorithmic Research Limited, or ARL, in September 1997, we allocated $63.9 million of the purchase price to in-process research and development, or IPR&D, and in accordance with generally accepted accounting principles recorded an immediate charge off of that amount on the date of acquisition. The amount allocated to IPR&D was determined in a manner consistent with widely recognized appraisal practices.

     In a letter dated September 15, 1998, to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission, or SEC, stated the SEC Staff's concerns about certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of the IPR&D. To the extent we are required by the SEC Staff to revise our estimate of the value of IPR&D retroactively, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.

     In November 1998, Cylink announced that its first and second quarter earnings would have to be restated and that it would have operating losses for each of the first three quarters of that year. During the ensuing review by the company and its independent accountants, certain facts became known indicating that revenue would have to be restated for the fourth quarter of 1997 as well. As a result, Cylink filed amended Forms 10Q/A for the first and second quarters of 1998, and an amended Form 10-K/A for 1997. Shortly thereafter, the SEC instituted an investigation of Cylink's accounting policies and practices, and the events leading to the restatements.

     On September 27, 2000, the SEC issued an order by consent, finding that former Cylink executives had engaged in fraudulent accounting practices in the fourth quarter of 1997 and the first and second quarters of 1998, that the Company had failed to maintain adequate accounting controls, and that Cylink had promptly undertaken remedial measures. Cylink consented to entry of a cease and desist order ensuring maintenance of strict accounting controls in the future. As a result, we must be diligent in our decisions regarding whether to recognize revenue in connection with certain transactions. To the extent that we err on the side of failing to recognize revenue that might be legitimately attributable to a particular period earnings may be reduced, and the price of our Common Stock adversely affected.

Pending Litigation

     See Item 3. "Legal Proceedings".

Our sales cycles are long and unpredictable, which makes period-to-period revenues difficult to predict.

     Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders and, consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. Furthermore, increases in backlog from quarter to quarter may be due to placement of orders calling for delivery dates extended over a much longer period of time into future periods.
Consequently, our order backlog becomes more vulnerable to customer cancellations. As a result of these fluctuations in our sales cycle and order backlog, product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts
of  customer  demand,   which  are  highly   unpredictable   and  can  fluctuate
substantially. In particular, market forces beyond our control, including recession, labor strikes among our customers, and limits or changes on government spending may have a material affect on customer demand for our products. If revenue falls significantly below anticipated levels, as it has at times in the past, our financial condition and results of operations would be materially and adversely effected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, or the market sector in which we operate, the price of our Common Stock would likely be adversely affected. These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our Common Stock may drop.

We are dependent on recently introduced and new network security products.

     Our future results of operations will be highly dependent on the successful marketing and manufacture of the NetAuthority and NetHawk products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM, Cylink ISDN and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of certain of these products. Our NetHawk product began shipping in mid-year 2000. NetAuthority is based on a pilot system that was delivered for the first time in mid-1999 under a development contract with the United States Postal Service. Both of these products may require additional development work, enhancement and testing or further refinement before they achieve widespread commercial success. If these new and/or other recently introduced products have performance, reliability, quality or other shortcomings, they could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we rely on a third party original equipment manufacturer to supply our ISDN Encryptor product, and we have limited control over the supply of this product.

We face significant competition from other providers of network security systems.

     Competition is intense among providers of network security systems and we expect such competition to increase in the future. Significant competitive factors in these markets include:

     o   the development of new products and features;

     o   product quality and performance;

     o customer perception regarding the adequacy of security provided by existing software and routers;

     o adoption of embedded security solutions in other vendor's hardware and software products;

     o   the   quality  and   experience   of  sales,   marketing   and  service
         organizations;

     o   product price;

     o   name recognition; and

     o   perception of our stability and long-term viability.

     Many of these factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc. and Zaxus, Inc. Our PKI product, NetAuthority, will be competing with numerous PKI products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., and VeriSign Inc., that already have numerous customers and significantly greater market recognition. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc. and Nokia Corp. Our professional services business competes with very large consulting organizations such as Accenture, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our smart cards and tokens compete with numerous vendors, including Datakey, Inc., Gemplus, S.A. Rainbow Technologies, Inc. and Schlumberger Ltd. A number of significant vendors, including Microsoft Corporation, America On Line, Inc. and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

     Certicom Corporation and RSA Security, Inc., license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used in most of our products. Although we have a license to use all of the public key methods promoted by Certicom and RSA, (and some of the methods promoted by RSA have entered the public domain), to the extent significant segments of the network security market adopt technical standards different from those currently used by us, to the exclusion of our methods, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our financial condition and results of operations.

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

     In late 1998 Mr. William C. Crowell, formerly Vice President of Product Strategy was promoted to President and Chief Executive Officer. On November 3, 2000 Roger A. Barnes, our Vice President of Finance and Chief Financial Officer, notified us of his decision to resign from Cylink to accept the position of Chief Executive Officer and President of another company. On November 5, we appointed Christopher Chillingworth, formerly our Corporate Controller, to the position of Acting Chief Financial Officer. Mr. Chillingworth was appointed Vice President of Finance and Chief Financial Officer in early 2001.

     In addition to Mr. Barnes, our Vice Presidents of Professional Services and Marketing, the Chief Executive Officer of our Israeli subsidiary, ARL, and our Chief Scientist recently ended their employment relationships with us. Although we filled the position of Chief Executive Officer for ARL, it is uncertain whether and how quickly we will fill the remaining positions.

     Our future success will depend in large part on the abilities of Mr. Crowell, the contributions by our other executive officers, key management and technical personnel and our ability to replace our departed executive officers and key technical personnel with qualified and competent individuals. There is no guarantee that our present executive management and technical staff will remain with the Company, particularly if our performance is not meeting expectations. The loss of the services of one or more of our remaining executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results.

We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand.

     We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand. We recently experienced and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information  systems  and to hire,  train,  motivate  and manage our  employees.
Competition is intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers is quite limited, and competition among companies, academic institutions, government entities and other organizations for skilled and experienced engineering personnel is very intense. We have experienced delays in filling positions for engineering personnel and expect to experience continued difficulty in filling our need for qualified engineers and other personnel.
Furthermore, necessary reductions in our workforce will create greater uncertainty amongst our existing and prospective employees, who may decide not to continue or accept employment with the Company. There can be no assurance that we will be able effectively to achieve or manage any future growth and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

Any inability to protect our intellectual property could reduce our competitive advantage, divert management attention, and require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain aspects of our network security product designs, and have additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted there under will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology, misappropriate our trade secrets, or design around the patents owned by us. Resort to the courts to protect our intellectual property would require significant financial and management resources. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition and results of operations.

     The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, we have received communications from third parties asserting that our patents, features or content of certain of our products infringe upon the intellectual property rights held by third parties and we may receive such communications in the future. There can be no assurance that third parties will not assert claims against us that result in litigation, including claims that may arise out of the ATM Encryptor business we acquired in August 2000. Any litigation, whether or not determined in our favor, could result in significant expense to us and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to us on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect our financial condition and results of operations.

If we are unable to adapt our services to rapidly changing technology, or if the market for our network security products fails to develop, our business and operating results could suffer.

     The market for our network security products is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Our future success will depend in part upon end users' demand for network security products in general and upon our ability to enhance our existing products and to develop and introduce new products and technologies that meet customer requirements. We face continuing challenges to educate customers as to the value of our security products and security consulting services. We believe that many potential customers do not appreciate the need for our security products unless and until they have faced a major security breach. Many potential customers prefer not to disclose significant security breaches of their networks or are reluctant to invest in the development of a professional security architecture to protect their networks. This market resistance is compounded by our limited resources to invest in marketing campaigns for our products and services.

     If we are unable successfully to educate potential customers as to the value of, and thereby obtain broad market acceptance for, our products and services, we will continue to rely primarily on selling new and existing products to our base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of our existing and new products obsolete or unmarketable. To the extent that a specific method other than ours is adopted as the standard for implementing network security in any segment of the network security market, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. The National Institute of Standards and Technology has recently announced that it will adopt a new Advanced Encryption Standard, or AES, which we expect to integrate into our products. Our ability to timely implement the AES in our products may materially affect our development costs and ability to timely market our solutions. Network security-related products or technologies developed by others may adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

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

     The markets for our products are characterized by rapidly changing technologies, extensive research and new product introductions. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products. As a result, we expect to continue to make a significant investment in engineering, research and development. We may not be able to develop and introduce new products or enhancements to our existing products in a timely manner that satisfy customer needs, achieve market acceptance or address technological changes in our target markets. If we fail to develop products and introduce them successfully and in a timely manner, this could adversely affect our competitive position, financial condition and results of operations.

We face risks associated with our international operations.

     We plan to continue to expand our foreign sales channels and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainties of monetary exchange values have caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

     Our ability to compete successfully in foreign countries is dependent in part on our ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. We do not have long-term relationships with any of our value added resellers and distributors and, therefore, have no assurance of a continuing relationship within a given market.

     Due to U.S. and Israeli government regulations restricting the export of cryptographic devices and software, including sales to foreign governments of certain of our network security products, we are often at a disadvantage in competing for international sales compared to companies located outside the United States and Israel that are not subject to such restrictions. Although the Department of Commerce continues to relax the export control laws as they apply to sales of our products to our commercial customers, we still face export controls on sales to certain foreign governments and transfers of our technology to foreign partners.

     Our Israeli subsidiary, ARL, is vulnerable to disruption in its operations due to political unrest concerning well-publicized territorial claims by some of its residents, as well as within neighboring countries. These disruptions could include delays in communications with our principal offices as well as the operation of ARL's engineering and sales activities. Furthermore, a number of ARL's employees owe continuing service obligations to the Israeli military and these obligations may cause significant suspension of their employment or unscheduled leaves of absence.

We face risks from our dependence on third party subcontractors and suppliers.

     Our ability to deliver our products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. We depend in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain components and subsystems from single, or a limited number of, sources. We rely on a single OEM supplier for our ISDN Encryptor, which we offer to our customers with our own management solution. A significant delay in obtaining a source of supply for components selected by our design engineers or interruption in the delivery of such items could have a material adverse effect on our financial condition and results of operations.

We face risks associated with our recently completed acquisition of Celotek Corporation.

     On August 30, 2000 we closed our acquisition of Celotek Corporation, or Celotek, a privately held developer of high-performance Asynchronous Transfer Mode network security appliances, in exchange for 1,590,137 shares of our Common Stock with a fair value of $22,386,000 and cash of approximately $515,000. In addition, we converted outstanding options to purchase Celotek Common Stock into options to purchase 307,500 shares of our Common Stock with an aggregate fair value of $2,329,000. Celotek employees who became our employees were issued 40,913 shares, which vest to the concerned employees if they continue in employment for a period of 12 months. The shares issued in this acquisition have increased the number of shares of our Common Stock outstanding, and therefore will result in earnings per share dilution unless we are able to realize sufficient financial benefits from the transaction. While we believe we will achieve financial benefits that will offset the dilution, acquisitions inherently involve risks and uncertainties. These include potential costs and management distractions associated with integrating the operations of the two companies, the potential loss of key employees of the acquired company, the potential loss of key customers, and potential operational challenges that the acquired company may have and which are sometimes unforeseeable. Any such circumstances could result in the acquisition not rendering financial benefits to offset the cost of the acquisition.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of December 31, 2000:

   Name                       Age                    Position
   ----                       ---                    --------
William P. Crowell            60   Chief Executive Officer and President

R. Christopher Chillingworth  49   Vice President Finance and Chief Financial
                                     Officer

Pamela E. Drew                52   Vice President, Human Resources and Workplace
                                     Environment

Robert B. Fougner             48   Vice President, Secretary and General Counsel

Peter J. Slocum               45   Vice President, Engineering

Michael Stewart               52   Vice President, World-wide Sales

Richard Walsh                 45   Vice President and Chief Information Officer


     Mr. Crowell joined Cylink as Vice President, Product Development and Strategy in January 1998. Prior to joining Cylink, Mr. Crowell served as the Deputy Director at the National Security Agency, and has also served as Vice President of the Atlantic Aerospace Electronics Corporation.

     Mr. Chillingworth has extensive senior level finance experience with consulting firms and private companies. Most recently, he was the Corporate Controller for Cylink and prior to that spent nearly five years providing consulting services at the Chief Financial Officer and Controller level to a number of Northern California firms. Mr. Chillingworth began his career with the international accounting firm of Ernst & Young.

     Ms. Drew has more than twenty years of experience in human resources, and was until recently Cylink's Director of Human Resources. Prior to joining Cylink she was the Global Human Resources Director for Honeywell-Measurex Corporation.

     Mr. Fougner has been Secretary and General Counsel since joining Cylink in December 1989. Prior to joining Cylink, he was a partner in the New York law firm of Hill, Betts & Nash.

     Mr. Slocum joined Cylink in February 1997. From July 1993 to February 1997 he served as Vice President of Engineering for Octel Communications Corporation, a provider of voice messaging systems and services. Mr. Slocum also served as Director of Engineering for Silicon Graphics, Inc. and MIPS Computer Systems, Inc.

     Mr. Stewart joined Cylink in February 1999. Prior to joining Cylink, Mr. Stewart was President and Chief Executive Officer of Escalate Networks, Inc. He was also Vice President of Worldwide Systems Products Sales & Marketing for A.T.M.L. and Director of The Advanced Technology Team at Bay Networks.

     Mr. Walsh, who joined Cylink in March 2000, has more than fifteen years of experience in information technology management. Most recently he was director of IT for Honeywell-Measurex Corporation.

ITEM 2. PROPERTIES

     Our headquarters occupy 118,000 square feet in Santa Clara, California, the lease for which expires in August 2009. We own, subject to an outstanding mortgage, a 7,500 square foot office building in Petach Tikva, Israel and lease an 11,000 square foot production facility. As a result of the acquisition of Celotek, Cylink holds the lease to the Cylink ATM Center, comprising approximately 10,000 square feet in Raleigh, North Carolina, which expires in June 2003. Cylink also leases facilities for sales offices in New Jersey, Virginia, North Carolina, Belgium, the United Kingdom and Singapore. Cylink believes that its current facilities are well maintained and are adequate for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints alleged, among other things, that Cylink issued financial statements that were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended and SEC Rule 10b-5 promulgated there under and Section 20 of the Exchange Act.

     The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). Plaintiffs' consolidated complaint was dismissed by the Court in November. Cylink has moved to dismiss plaintiff's first amended complaint, and the motion is currently pending before the Court. Cylink believes it has meritorious defenses to this action and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings and if the outcome is unfavorable, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.

     On September 27, 2000, the Company entered into a settlement with the SEC under which the SEC enjoined Cylink from violating certain of the SEC's regulations without requiring Cylink to admit the occurrence of any such violations and without imposing any fines or penalties.

     There is currently an action proceeding in the United States District Court for the Northern District of California, captioned Securities and Exchange Commission vs. John Daws, Thomas Butler and Mark Folit, No. C -00-2099, in which the SEC seeks to enjoin violations of the SEC's regulations and impose civil penalties and disgorgement of certain benefits realized by these individuals while formerly employed by Cylink. Although neither Cylink nor any of its current officers are parties to this proceeding, two of the defendants in this action have demanded indemnification by Cylink for the costs of their defense. Although Cylink has placed its insurance carriers on notice of the SEC's recent action, the extent of Cylink's continuing obligations to these defendants, if any, has not been determined. At this time, the Company believes its insurance coverage is adequate for any indemnity obligations it may legally have to these defendants, and intends to defend itself vigorously with respect to any claims that exceed Cylink's obligations under the law. However, in the event Cylink's insurance coverage for these claims is inadequate or unavailable for any reason, Cylink's financial condition, cash flows and results of operations could be adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No  matters  were  submitted  to  a  vote  of  security  holders,   through
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our Common Stock has been traded in the over-the-counter market under the symbol CYLK since our initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last two years:

                                    First      Second     Third        Fourth
                                   Quarter    Quarter     Quarter     Quarter
                                   -------    -------     -------     -------
Year Ended December 31, 2000
High                                22 3/4    19 15/16    19 3/8      11 7/16
Low                                 10 7/8     8 13/16     8 3/4       1 9/16

Year Ended December 31, 1999
High                                 5 3/8     4 15/16     8 3/16     14 15/16
Low                                  3 3/8     3 3/8       3 3/8       6 1/4


     As of March 14, 2001, we had approximately 393 shareholders of record. We have never declared or paid dividends on our capital stock. We currently intend to reinvest any earnings in the development of our business and do not intend to pay dividends in the foreseeable future.

     Our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on February 15, 1996 (Reg. No. 33-80719). In February and March 1996 we issued 5,750,000 shares of our Common Stock to the public at a price of $15 per share. We received approximately $78.9 million net of underwriting discounts and commissions of $6.0 million and other offering expenses of $1.4 million. Through the period ended December 31, 2000, the net proceeds have been used as follows (in thousands):


Purchase and installation of equipment                                   $ 6,601
Acquisition of Algorithmic Research, Ltd.                                 45,913
Repayment of indebtedness                                                  1,000
Working capital and funding of operations                                 25,350
                                                                         -------
                                                                         $78,864
                                                                         =======

     None of the net proceeds or expenses of issuance and distribution of the securities have been, either directly or indirectly, paid to or invested with any related party or shareholder other than in the ordinary course of business.

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

                                                                  Year ended December 31,
                                              -------------------------------------------------------------
                                                2000         1999         1998          1997        1996
                                              ---------    ---------    ---------    ---------    ---------
                                                        (in thousands, except per share amounts)
Revenue                                       $  68,107    $  59,655    $  42,760    $  47,690    $  25,793
Gross profit                                     40,794       40,496       25,862       33,704       16,062
Total operating expenses                         76,853       59,289       54,720      101,673       24,270
Loss from continuing operations                 (35,388)     (16,877)     (17,356)     (64,955)      (5,522)
Loss from continuing
   operations per share - basic and diluted       (1.15)       (0.58)       (0.60)       (2.43)       (0.23)

                                                                  Year ended December 31,
                                              -------------------------------------------------------------
                                                2000         1999         1998          1997        1996
                                              ---------    ---------    ---------    ---------    ---------
                                                                     (in thousands)
Cash, cash equivalents and
  short-term investments                      $  15,250    $  33,170    $  46,575    $  22,977    $  78,849
Working capital                                  25,138       43,243       60,587       47,985       93,518
Total assets                                     78,884       81,289       94,318       76,555      107,088
Capital lease and long term debt                     86          112          147          256          241
Shareholders' equity                             59,153       61,979       75,221       66,134       97,211


      On March 28, 1998, we sold our Wireless Communications Group (the "Wireless Group"), which has been reported as discontinued operations and, therefore, the above consolidated statements of operations information excludes discontinued operations for all periods presented.

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

Discontinued Operations

      On March 28, 1998, we sold our Wireless Group to P-Com for $46.0 million in cash and an unsecured note in the amount of $12.1 million. The sale resulted in an after-tax gain of approximately $22.8 million. See Note 2 of Notes to Consolidated Financial Statements.

      As a result, the operations of the Wireless Group have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

Results of Continuing Operations

      Except where noted, the comments herein are associated with the results of our continuing operations. The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:
                                                Year ended December 31,
                                                -----------------------
                                             2000        1999        1998
                                            -----       -----        -----

Revenue                                     100.0  %    100.0  %     100.0  %
Cost of revenue                              40.1        32.1         39.5
                                            -----       -----        -----

Gross profit                                 59.9        67.9         60.5

Operating expenses:
  Research and development, net              32.3        27.1         37.0
  Selling and marketing                      50.4        44.1         56.4
  General and administrative                 20.1        23.5         28.2
  Amortization of purchased intangibles       4.6         4.7          6.4
  Purchased in-process technology             5.4         --           --
                                            -----       -----        -----

     Total operating expenses               112.8        99.4        128.0
                                            -----       -----        -----

Loss from operations                        (52.9)      (31.5)       (67.5)

Other income, net                             1.6         3.5          5.5
                                            -----       -----        -----
Loss from continuing operations
     before income taxes                    (51.4)      (28.0)       (62.0)
Income tax expense (benefit)                  0.6         0.3        (21.4)
                                            -----       -----        -----

Loss  from continuing operations            (52.0) %     (28.3) %    (40.6) %
                                            =====        =====       =====



      Revenue. Revenue increased 14 % from $59.7 million for the year ended December 31, 1999 to $68.1 million for the year ended December 31, 2000. This increase was attributable to new revenue streams contributed by new product releases of the NetAuthority Public Key Infrastructure software product, the NetHawk VPN Encryptors, and the ISDN Encryptors. In addition, revenue growth was also due to increases in unit shipments of existing products, shipments of products with higher average selling prices, and increased revenues associated with software maintenance and support services.

      Revenues increased 40% from $42.8 million for the year ended December 31, 1998 to $59.7 million for the year ended December 31, 1999. This increase was attributable to increases in unit shipments of existing products, shipments of products with higher average selling prices and increased revenues associated with software maintenance and support.

      International product revenue was 39%, 44%, and 41% of revenue for 2000, 1999, and 1998, respectively.

      Provision for Restructuring Charges. In the fourth quarter of 2000, the Company incurred total pre-tax charges of $0.8 million related to the Company's restructuring and reorganization efforts. This action was designed to streamline the Company's operations, reduce operating costs, and position the Company for profitability. The restructuring actions included $0.5 million in severance charges related to streamlining the Company's operational, sales, marketing, and administrative functions, and $0.3 million in building and equipment lease charges related to the shut down of remote offices. As a result of the fourth quarter restructuring, approximately 67 positions were eliminated. The restructuring was completed by the end of the first quarter of 2001.

      Gross Profit. Gross profit increased 1% from $40.5 million in 1999 to $40.8 million in 2000, and decreased as a percentage of sales from 68% to 60%. The dollar increase was due to increased revenues. The decrease in gross profit as a percentage of revenue resulted from inventory valuation adjustments related to discontinued products and overhead cost adjustments in addition to a shift in product mix towards lower margin OEM products.

      Gross profit increased 57% from $25.9 million in 1998 to $40.5 million in 1999 and increased as a percentage of sales from 61% to 68%. The dollar increase was due to increased revenues and better absorption of manufacturing overhead. The increase in gross profit as a percentage of revenue resulted from better absorption of manufacturing overhead due to better manufacturing utilization, offset by reduced profit margins from OEM products.

      Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities costs and supplies. Gross research and development expenses increased 25% from $17.7 million in 1999 to $22.2 million in 2000 and were $17.7 million in 1998. The increase in expenses as a percent of sales for 2000 as compared to 1999 resulted from increased product development investments in NetAuthority, our Public Key Infrastructure product, ATM Encryption technologies, associated with the acquisition of Celotek Corporation and next generation encryption technologies. The decrease in expenses as a percent of sales for 1999 as compared to 1998 resulted from a substantially increased revenue base and reduced contract and other variable expenses related to externally funded research and development.

      From time to time, we receive engineering funding for development projects to apply or enhance our technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expense. Amounts that were recognized under non-recurring engineering contracts totaled $0.2 million, $1.5 million, and $1.9 million in 2000, 1999 and 1998, respectively.

      Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses increased 31% from $26.3 million in 1999 to $34.3 million in 2000 and increased 9% from $24.1 million in 1998 to $26.3 million in 1999. The increases were primarily to support the launch of new products as well as the continued expansion of our direct field operations, product line management, market development, advertising via the "securing e-business" campaign, channel and distribution development, and international operations.

      General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, audit, legal and other professional service fees. General and administrative expenses decreased 2% from $14.0 million in 1999 to $13.7 million in 2000 and increased 16% from $12.1 million in 1998 to $14.0 million in 1999. The dollar decrease in 2000 over 1999 resulted from lower spending related to the implementation of the Enterprise Resource Planning system, accounting and consulting expenses from the restatement and legal fees for litigation defense. The decrease as a percentage of revenue in 2000 was due to lower spending and the allocation of costs over a wider revenue base. The dollar increases in 1999 over 1998 resulted from training and post-implementation customization costs associated with our new Enterprise Resource Planning system, relocation and excess facilities costs, an additional provision for doubtful accounts, accounting and consulting expenses from the restatement and legal fees for litigation defense. The decrease as a percentage of revenue in 1999 was due to the allocation of costs over a wider revenue base.

      Amortization of Purchased Intangibles. The amortization of intangible assets, which resulted from the acquisition of ARL in 1997, Security Design International, or SDI, in 1999, and Celotek Corporation, or Celotek, in 2000 (see Note 4 to the Financial Statements) was $3.1 million, $2.8 million, and $2.7 million in 2000, 1999, and 1998, respectively.

      Purchased In-Process Technology. Approximately $3.7 million of the total purchase price for the acquisition of Celotek represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to our operations in the third quarter ended October 1, 2000 (see Note 4 to the Financial Statements).

      Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. We generated other income of $1.1 million in 2000, $2.1 million in 1999, and $2.3 million in 1998. Other income decreased from $2.1 million in 1999 to $1.1 million in 2000, and decreased from $2.3 million in 1998 to $2.1 million in 1999 due to the decrease in average balances of cash, cash equivalents, and marketable securities resulting from operational losses.

      Benefit from Income Taxes. In 2000, provisions for income taxes for continuing operations was $0.4 million while no provision or benefit for income taxes for continuing operations was recorded in 1999. Our effective tax rate for 2000, 1999 and 1998 was approximately 1%, 1%, and 35% respectively. Net deferred tax assets of $0.8 million at December 31, 2000, were based on available carryback capacity. The provision for income taxes for continuing operations for 2000 was based on an assessment of available carryback capacity.

      Loss from Continuing Operations. We had losses from continuing operations of $35.4 million in 2000, $16.9 million in 1999, and $17.4 million in 1998. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products, which continued through 2000. In 2000, we incurred an increased net loss due to lower gross profit margins driven by inventory valuation adjustments related to discontinued products, a shift in product mix toward lower margin OEM products, continued high levels of research and development expenses related to our strategic research and development projects and the acquisition of Celotek Corporation, high levels of sales and marketing expenses to support the launch of new products as well as the continued expansion of our direct field operations, product line management, market development, advertising via the "securing e-business" campaign, channel and distribution development, and international operations, amortization related to the acquisition of Algorithmic Research Ltd ,or ARL, and Celotek, as well as Purchased In-Process Technology charges partially offset by higher revenues.

Liquidity and Capital Resources

      At December 31, 2000, we had working capital of $25.1 million, including cash and cash equivalents of $15.3 million, representing a 41% decrease versus prior year working capital balances of $42.9 million and a 46% decrease versus prior year cash and cash equivalent balances of $33.2 million largely due to net losses from operations. We have reported net losses from continuing operations each year since 1994. Net cash used by operating activities for the years ended December 31, 2000, 1999, and 1998 was $21.6 million, $8.4 million, and $25.7 million, respectively. Net cash used in operating activities increased in 2000 from 1999 primarily due to increased operating losses from continuing operations and increases in inventory to fund revenue growth which were partially offset by the recovery of income tax refunds due to Cylink. Net cash used in operating activities decreased in 1999 from 1998 primarily due to reduced operating losses from continuing operations, reduced income tax payments, better inventory management, but offset by increases in accounts receivable to fund revenue growth.

      Net cash used in investing activities in 2000 was $2.7 million, resulting from acquisition of property, plant and equipment related to our investment in leasehold improvements and computer equipment purchases totaling $3.0 million, the cash portion of our acquisition of Celotek Corporation totaling $1.1 million, offset in part by a $1.4 million collection of an employee note receivable. In 1999, net cash used in investing activities was $5.8 million, arising principally from investments in restricted cash related to our new facility of $1.4 million, acquisition of property, plant and equipment related to our investment in leasehold improvements, computer equipment and an Enterprise Planning and Reporting System totaling $4.9 million, and the cash portion of our acquisition of SDI of $0.6 million, long-term loans to employees of $0.6 million, offset in part by a $3.3 million collection of a note receivable related to the sale of our Wireless Group and a $0.9 million collection of an employee note receivable. In 1998, net cash provided by investing activities consisted of cash proceeds of $54.9 million from the sale of the Wireless offset in part by the acquisition of property and equipment of $2.0 million, long-term loans to employees of $2.1 million and an investment of $3.0 million for a minority interest in an unaffiliated, emerging stage company. Expenditures for property and equipment for all periods presented have generally consisted of computer workstations, networking equipment, office furniture and equipment, and leasehold additions and improvements.

      Cash provided by financing activities was $6.3 million, $0.8 million, and $1.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. For the years ended December 31, 2000, 1999, and 1998, cash provided by financing activities resulted primarily from the proceeds from the issuance of Common Stock under our stock option plans and, in 2000, from the issuance of Common Stock under our stock purchase plan.

      Assuming the Company's financial restructuring plan provides the intended beneficial cost reduction, the Company believes that existing cash balances and prospective borrowing will be sufficient to fund operations through 2001. Cylink is renegotiating a $10 million revolving line of credit with its bank in order to obtain more favorable covenants. The renegotiated line of credit is intended to assist the Company, if necessary, in meeting its working capital requirements. The new line of credit will be subject to the Company's satisfaction of certain financial covenants during the term of the loan, which the Company believes it will satisfy. There have been no advances under the Company's existing line since inception. In the event the Company's financial plan is unsuccessful, or it is otherwise unable to satisfy the conditions for use of this revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2000, we held a total of $15.3 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of December 31, 2000, the decline in fair value of the portfolio would not be material.

      We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of December 31, 2000, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $374,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule

                                                                           Page
Financial Statements:

     Independent Auditors' Report                                            23
     Consolidated Balance Sheets at December 31, 2000 and 1999               25
     Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999, and 1998                                   26
     Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2000, 1999, and 1998                                   27
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999, and 1998                                   28
     Notes to Consolidated Financial Statements                              29

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts for the years ended
       December 31, 2000, 1999, and 1998                                     50

         All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Cylink Corporation:

      We have audited the accompanying consolidated balance sheets of Cylink Corporation and subsidiaries ("Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule listed in Item 14. (a) 2 for the years ended December 31, 2000 and 1999. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended December 31, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

San Jose, California
February 6, 2001

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Cylink Corporation:

In our opinion, the consolidated financial statements listed in the above index present fairly, in all material respects, the results of operations and cash flows of Cylink Corporation and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Cylink Corporation for any period subsequent to December 31, 1998.



PricewaterhouseCoopers LLP
San Jose, California
February 26, 1999

                               Cylink Corporation
                           Consolidated Balance Sheets
             (Dollars in thousands, except share and per share data)
                                                                            December 31,
                                                                       ----------------------
                                                                          2000        1999
                                                                       ---------    ---------
                                   Assets
Current assets:
   Cash and cash equivalents                                           $  15,250    $  33,170
   Accounts receivable, net of allowances of $1,499 and $941              14,927       16,130
   Inventories                                                            10,741        6,745
   Deferred income taxes                                                     800        4,367
   Other current assets                                                    1,697        1,648
                                                                       ---------    ---------
            Total current assets                                          43,415       62,060

Restricted cash                                                            1,400        1,400
Property and equipment, net                                               10,241       10,038
Acquired technology, goodwill and other intangibles                       20,707        3,188
Notes receivable from employees or former employees                        2,310        3,165
Other assets                                                                 811        1,438
                                                                       ---------    ---------
                                                                       $  78,884    $  81,289
                                                                       =========    =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and equipment line of credit   $     288    $      24
   Accounts payable                                                        5,137        6,635
   Accrued liabilities                                                     9,346        8,716
   Income taxes payable                                                      359        1,062
   Deferred revenue                                                        3,147        2,380
                                                                       ---------    ---------
         Total current liabilities                                        18,277       18,817
                                                                       ---------    ---------

Capital lease obligations                                                     86          112
Deferred revenue and other accruals, less current portion                  1,368          381
                                                                       ---------    ---------
                                                                           1,454          493
Commitments and contingencies (Notes 12 and 14)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued and outstanding
   Common stock, $0.01 par value; 40,000,000 shares authorized;
        32,681,000 and 29,877,000 shares issued and outstanding              327          299
   Additional paid-in capital                                            158,805      126,896
   Deferred compensation                                                  (1,231)      (1,790)
   Accumulated other comprehensive loss                                      (16)         (82)
   Accumulated deficit                                                   (98,732)     (63,344)
                                                                       ---------    ---------
            Total shareholders' equity                                    59,153       61,979
                                                                       ---------    ---------
                                                                       $  78,884    $  81,289
                                                                       =========    =========


   The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                Year ended December 31,
                                                           --------------------------------
                                                             2000        1999       1998
                                                           --------    --------    --------
Revenue                                                    $ 68,107    $ 59,655    $ 42,760
Cost of revenue                                              27,313      19,159      16,898
                                                           --------    --------    --------
Gross profit                                                 40,794      40,496      25,862
                                                           --------    --------    --------

Operating expenses:
   Research and development, net                             21,994      16,176      15,809
   Selling and marketing                                     34,344      26,316      24,111
   General and administrative                                13,719      13,998      12,082
   Amortization of purchased intangibles                      3,115       2,799       2,718
   Purchased in-process technology                            3,681        --          --
                                                           --------    --------    --------
            Total operating expenses                         76,853      59,289      54,720
                                                           --------    --------    --------

Loss from operations                                        (36,059)    (18,793)    (28,858)

Other income (expense):
   Interest income, net                                       1,308       1,858       2,281
   Other income (expense), net                                 (237)        232          66
                                                           --------    --------    --------

Loss from continuing operations before income taxes         (34,988)    (16,703)    (26,511)
Income tax expense (benefit)                                    400         174      (9,155)
                                                           --------    --------    --------
Loss from continuing operations                             (35,388)    (16,877)    (17,356)
Loss from discontinued operations, net of income tax
   benefit of $0, $0, and ($139)                               --          --          (259)
Gain on disposal of discontinued operations, net
   of income tax expense of $0, $0, and $12,358                --         2,304      22,776
                                                           --------    --------    --------
Net income (loss)                                          $(35,388)   $(14,573)   $  5,161
                                                           ========    ========    ========

Earnings (loss) per share - basic and diluted
   Continuing operations                                   $  (1.15)   $  (0.58)   $  (0.60)
   Discontinued operations                                     --          0.08        0.78
                                                           --------    --------    --------
   Net income (loss)                                       $  (1.15)   $  (0.50)   $   0.18
                                                           ========    ========    ========

Shares used in per share calculation - basic and diluted     30,771      29,217      29,009
                                                           ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                 Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)

                                                                Additional
                                               Common Stock      Paid-in      Deferred
                                           Shares      Amount    Capital    Compensation
                                           ------      ------    -------    ------------
Balance at December 31, 1997              28,695,000   $ 287    $ 120,092       $    (250)
Issuance of common stock
   under stock option plans                  420,000       4        1,813              -
Charge due to acceleration of options
   upon disposal of Wireless Group                 -       -          725              -
Tax benefit from stock options                     -       -        1,299              -
Amortization of deferred
   compensation                                    -       -            -             83
Translation adjustment                             -       -            -              -
Net income                                         -       -            -              -
   Comprehensive income                            -       -            -              -
                                          ----------   -----     --------       --------
Balance at December 31, 1998              29,115,000     291      123,929           (167)
Issuance of common stock
   under stock option plans                  456,000       5          936              -
Issuance of common stock and
   options for S.D.I.                        306,000       3        2,031         (2,034)
Amortization of deferred
   compensation                                    -       -            -            411
Translation adjustment                             -       -            -              -
Net loss                                           -       -            -              -
   Comprehensive loss                              -       -            -              -
                                          ----------   -----     --------       --------
Balance at December 31, 1999              29,877,000     299      126,896         (1,790)
Issuance of common stock and
   options for Celotek acquisition         1,664,000      16       25,743           (545)
Issuance of common stock under
   stock option and stock purchase plans   1,140,000      12        6,387
Adjustment due to employee termination                               (221)           221
Amortization of deferred compensation              -                                 883
Translation adjustment                             -
Net loss                                           -
   Comprehensive loss                              -       -            -              -
                                          ----------   -----     --------       --------
Balance at December 31, 2000              32,681,000   $ 327    $ 158,805       $ (1,231)
                                          ==========   =====     ========       ========

                               Cylink Corporation
                 Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)
                                          Accumulated
                                             Other                                 Comprehensive
                                         Comprehensive    Accumulated                 Income
                                          Income (Loss)      Deficit        Total      (Loss)
                                          -------------      -------        -----      ------
Balance at December 31, 1997                  $  (63)     $ (53,932)    $ 66,134      $      -
Issuance of common stock
   under stock option plans                        -              -         1817
Charge due to acceleration of options
   upon disposal of Wireless Group                 -              -          725
Tax benefit from stock options                     -              -         1299
Amortization of deferred
   compensation                                    -              -           83
Translation adjustment                             2              -            2      $       2
Net income                                         -          5,161        5,161          5,161
                                                                  -     --------      ---------
   Comprehensive income                            -              -            -      $   5,163
                                               -------      -------     --------      ---------
Balance at December 31, 1998                     (61)       (48,771)      75,221
Issuance of common stock
   under stock option plans                        -              -          941
Issuance of common stock and
   options for S.D.I.                              -              -            -
Amortization of deferred
   compensation                                    -              -          411
Translation adjustment                           (21)             -          (21)         $ (21)
Net loss                                           -        (14,573)     (14,573)       (14,573)
                                                                  -     --------      ---------
   Comprehensive loss                              -              -            -      $ (14,594)
                                               -------        -----     --------      ---------
Balance at December 31, 1999                     (82)       (63,344)      61,979
Issuance of common stock and
   options for Celotek acquisition                                        25,214
Issuance of common stock under
   stock option and stock purchase plans                                   6,399
Adjustment due to employee termination                                         -
Amortization of deferred compensation                                        883
Translation adjustment                            66                          66           $ 66
Net loss                                                    (35,388)     (35,388)       (35,388)
                                                                                      ---------
   Comprehensive loss                              -              -            -      $ (35,322)
                                               -------    ---------    ---------      ---------
Balance at December 31, 2000                   $ (16)     $ (98,732)   $ 59,153
                                               =========  =========    =========

   The accompanying notes are an integral part of these financial statements.

 CYLINK CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands, except per share data)
                                                                             Twelve Months Ended
                                                                       --------------------------------
                                                                       Dec 31,      Dec 31,      Dec 31,
                                                                        2000         1999         1998
                                                                       --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                                   $(35,388)   $(14,573)   $  5,161
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Write-off investment in unaffiliated company                                             3,000
         Gain on disposal of discontinued operations                                 (2,304)    (22,776)
         Loss on disposition of fixed assets                                 68         337
         Depreciation                                                     3,782       2,657       2,630
         Amortization                                                     3,199       2,799       2,676
         Bonuses applied against employee notes receivable                                        1,253
         Purchased in-process research & development                      3,681        --
         Deferred income taxes                                            3,567         128      (2,975)
         Amortization of imputed interest on note receivable               (231)       (250)       (301)
         Amortization of deferred compensation                              883         411          83
         Tax benefit related to stock options                                                     1,299
         Changes in assets and liabilities (net of effects of
          acquisition):
            Accounts receivable                                           1,654      (7,927)      7,455
            Inventories                                                  (2,367)      3,544      (6,134)
            Other assets                                                    390       3,036      (3,063)
            Accounts payable                                             (2,401)      2,937         653
            Accrued liabilities                                             500         381      (3,892)
            Income taxes payable                                           (703)        (29)    (12,571)
            Deferred revenue                                              1,754         420       1,769
                                                                       --------    --------    --------
         Net cash used in operating activities                          (21,612)     (8,433)    (25,733)

Cash flows from investing activities:
    Investment of restricted cash                                          --        (1,400)
   Acquisition of property and equipment                                 (2,994)     (7,339)     (2,060)
   Loans to employees in exchange for notes receivable                     --          (570)     (2,108)
   Collections of employee notes receivable                               1,369         870
   Collection of note receivable                                           --         3,250
   Proceeds from sale of discontinued operations                                                 54,879
   Acquisition of SDI                                                      --          (572)
   Acquisition of preferred stock of unaffiliated company                                        (3,000)
   Acquisition of Celotek, net of of cash acquired                       (1,062)       --          --
                                                                       --------    --------    --------
               Net cash provided by (used in)
                   investing activities                                  (2,687)     (5,761)     47,711
                                                                       --------    --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                            6,399         941       1,817
   Other                                                                    (86)       (131)       (199)
                                                                       --------    --------    --------
               Net cash provided by financing activities                  6,313         810       1,618
                                                                       --------    --------    --------
Effect of exchange rate changes on
   cash and cash equivalents                                                 66         (21)          2
                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents                    (17,920)    (13,405)     23,598
Cash and cash equivalents at beginning of year                           33,170      46,575      22,977
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $ 15,250    $ 33,170    $ 46,575
                                                                       ========    ========    ========

Supplemental disclosures
   Cash paid for income taxes                                          $   --      $   --      $  8,117
   Cash paid for interest                                                  --             3          60
   Note receivable from disposition of Wireless Communications Group                             12,424
   Equity issued for purchase of Celotek                                 25,759        --          --
   Equity issued for purchase of SDI                                                  2,034
   Cash refunds of income tax                                             2,541


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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from continuing operations of $35 million in 2000 and $17 million in 1999, and its cash balances have declined from $47 million as of December 31, 1998 to $15 million as of December 31, 2000. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As previously announced, the Company effected significant cost cutting measures during the fourth quarter of 2000, including staff reductions and field office consolidations. Management believes the Company will be able to continue as a going concern by the successful implementation of its plan to increase revenue, continue to reduce its cost structure, maximize return on investments in non-core areas of the business, and ultimately attain profitable operations. In addition, the Company may seek debt or equity financing if required, however, no assurances can be given that the Company will attain profitable operations or that additional financing would be available.

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include allowances for doubtful receivables, inventory reserves and valuation allowance on deferred assets.

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

Cash and cash equivalents

      Cash and cash equivalents consist of highly liquid investment instruments with a maturity at the time of purchase of three months or less.

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Restricted cash

     Restricted cash consists of certificates of deposit, which are restricted from use pursuant to an operating lease obligation (Note 14).

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

Amortization of goodwill and other intangibles

      Goodwill related to acquisitions is being amortized on a straight-line basis over three to seven years. Amounts allocated to capitalized intangibles other than goodwill are being amortized over three years to seven years. Accumulated amortization relating to goodwill and other intangibles was $9.4 million and $6.3 million at December 31, 2000 and 1999, respectively.

Impairment of long-lived Assets

      The Company periodically reviews the recoverability of all long-term assets, including the related amortization period, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to its fair value.

Revenue recognition

      The Company's revenue is derived primarily from sales of commercial network security products, and to a lesser extent, from the license of software products and from professional services, including customer support and consulting. Fees for maintenance and support services of hardware products are charged separately from product revenue. Revenues derived from the sale or license of the Company's products are recognized in accordance with the applicable accounting standards, including Statement of Position No. 97-2, "Software Revenue Recognition." Revenue is recognized when persuasive evidence of a sale arrangement exists, such as receipt of a contract or purchase order, the product has been shipped, the sales price is fixed and determinable, collection is probable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements typically consist of maintenance and support, which are deferred and amortized over the applicable period. Vendor specific objective evidence of the value of maintenance and support is generally based on the annual renewal rate. Concurrent with sales, a provision is made for estimated costs to repair or replace products under warranty arrangements. Consulting revenues, which to date have been immaterial, are recognized on a time-and-materials or percentage of completion basis in accordance with the provisions of Accounting Research Bulletin-45, "Long-Term Construction-Type Contracts," and Statement of Position 81-1: "Accounting for Performance of Construction-type and Certain Production-type Contracts" depending on the contract.

Research and development

      Research and development costs are charged to operations as incurred.

      During the year ended December 31, 1998, the Company performed research and development under several government funded arrangements aggregating
$445,000. There were no such funded arrangements in 2000 and 1999. These contracts provide funding (irrespective of the results) for research and development of certain cryptographic technologies. Amounts received under these contracts are offset against research and development expenses.

      The Company performed research and development under several other research and development contracts during 2000, 1999, and 1998, which provide for the development and licensing of technology in exchange for development funding. The Company recorded as a reduction of research and development expenses $.2 million, $1.5 million and $1.5 million under such arrangements in the years ended December 31, 2000, 1999, and 1998, respectively.

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

Stock-based compensation

      The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. ("SFAS") 123, "Accounting for Stock-Based Compensation" (See Note 9).

Income taxes

      Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is required to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Earnings (loss) per share

      Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow related to acquisitions (Note 4). Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options (See Note 9). All potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is anti-dilutive on the loss from continuing operations for all periods presented.

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

      One customer accounted for 13% of revenue for the year ended December 31, 2000, one customer for 11% of revenue for the year ended December 31, 1999 and one customer for 14% of revenue for the year ended December 31, 1998.

Fair value of financial instruments

      The carrying amount of cash and cash equivalents approximates fair value based on the short-term nature of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rates approximate current competitive rates.


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

Comprehensive income (loss)

      Comprehensive income (loss) includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income (loss), include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company has presented comprehensive income (loss) for each period presented within the Consolidated Statements of Shareholders' Equity.

Reclassifications

      Certain reclassifications have been made to the financial statements in order to conform to the 2000 presentation. These reclassifications did not have any effect on net income (loss) or the shareholders' equity.

Recently issued accounting standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides hedge accounting when certain conditions are met. SFAS 133 is effective for the Company in fiscal 2001. The Company has completed its evaluation of the effects of adopting FAS 133 and believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provided guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company was required to implement SAB No. 101 in the fourth quarter of its fiscal year ended December 31, 2000. The provisions of SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

     In March 2000, the FASB issued FASB interpretation No. 44 ("FIN No. 44") Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB opinion No. 25. FIN 44, effective July 1, 2000, clarifies the application of APB No. 25 for matters including: the definition of an employee for purposes of APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material impact on the financial position or results of operations.

2.       Discontinued Operations

      On March 28, 1998, the Company sold its Wireless Group to P-Com for $58.1 million ($46.0 million in cash and an unsecured note in the amount of $12.1 million). The sale resulted in an after tax gain of approximately $22.8 million in 1998. As a result, the operations of the Wireless Group have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes. Accrued expenses in the amount of approximately $6.8 million, primarily for professional services, anticipated excess facilities expenses, and certain other transaction-related accruals were charged to discontinued
operations in computing the gain on disposal. On July 14, 1998, P-Com made a partial payment of $8.9 million on its promissory note. In August 1999, P-Com paid the Company $3.25 million in settlement of the entire remaining balance of the promissory note and a complete settlement of all outstanding claims and counterclaims. After the elimination of other claims by Cylink against P-Com and the offset of certain reserves against those assets, Cylink recorded an additional $2.3 million after-tax gain on disposal of discontinued operations in 1999. Revenues from the Wireless Group were $28.0 million in 1997 and $4.4 million in 1998 through the date of disposal.

3.       Restructuring Charges

      On October 30, 2000 the company announced a restructuring in order to streamline operations and reduce costs. Employee severance and reorganization costs of an estimated $0.8 million before taxes have been recorded.

      Key elements of the restructuring charges include severance costs of $528,000 and lease cancellation costs of $290,000.

4.       Acquisitions

      Celotek

      On August 30, 2000, Cylink acquired all the outstanding shares of Celotek, a developer of high-performance Asynchronous Transfer Mode network security appliances. The Company exchanged 1,590,137 shares of Common Stock with a fair value of $22,386,000 and cash of $515,000 for all the outstanding shares of Celotek. In addition, the Company converted outstanding options to purchase Celotek Common Stock into options to purchase 307,500 shares of Common Stock of the Company with an aggregate fair value of $2,329,000. The fair value of these options were determined using the Black-Scholes option pricing model with the following assumptions: expected life of 2.9 years, risk-free interest rate of 6.00%, volatility of 80% and no dividends during the expected term. The total purchase price was $26,500,000, which included transaction costs of $ 1,270,000, some of which was satisfied through the issuance of 33,728 shares of Cylink's Common Stock.

      In addition, 40,913 shares had been issued to employees of Celotek who are now employed by Cylink. The shares vest if they continue employment for a period of 12 months, failing which, the unvested shares will revert to Cylink and the selling Celotek shareholders. The fair value ($545,000) of these shares is being amortized to compensation over the vesting term.

      Of the total shares issued under the agreement, 241,572 shares of common stock were held in escrow for a period of one year from the closing as collateral for general representations and warranties made by Celotek under the agreement. Any adjustment to the shares held in escrow upon release will result in a change to previously recorded goodwill.

      Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

Current assets (including cash and cash equivalents of $253)         $ 2,429
Property and equipment                                                 1,059
Current technology                                                    12,077
Acquired technology                                                    3,681
Goodwill                                                               7,225
Other intangibles                                                      1,403
Current liabilities                                                   (1,189)
Long-term debt assumed                                                  (185)
                                                                   ----------
                                                                    $ 26,500
                                                                   ==========



      The allocation of the purchase price to the respective intangible assets was based on management's estimates of the after-tax cash flows. This allocation gave explicit consideration to the Securities and Exchange Commission's view on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Management's estimates gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the determination that none of the technology development had been completed at the time of the acquisition; and (iv) the allocation to in-process research and development based on a calculation that considered the present value of the operating income that would have been generated by the in process research and development project that is attributable to the acquired technology if successfully completed.

     The Company allocated $3.681 million to acquired in-process research and development that had not reached technological feasibility as of the date of the transaction. The acquired in-process research and development was approximately 80% complete towards development of a reduced cost asynchronous transfer mode encryptor. The primary remaining efforts associated with the development of the technology included several key areas. The key areas were completing the hardware and electronics necessary to make the product functional and shock and heat testing. The Company incurred approximately 27 person months of additional development since acquisition and completed the initial development of the technology in November 2000.

      The values assigned to acquired in process research and development was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the product and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes, growth factors, expected trends in technology and other factors. Operating expenses were estimated based on historical results and anticipated profit margins.

      The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the product an after-tax discount rate of 30% was used to value the in process research and development.

      The discount rate was commensurate with the stage of development and the uncertainties in the economic estimates described above. If the acquired in-process research and development product is not commercially successful, the Company's business, operating results and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may be impaired.

      The following unaudited pro forma information shows the results of operations for the years ended December 31, 2000 and 1999, respectively, as if the Celotek acquisition had occurred at the beginning of the earliest period presented and at the purchase price established in October 2000 (in thousands, except per share amounts):

                                                      Year ended December 31,
                                                     2000               1999
                                                  ----------      -------------

 Total revenue                                    $     69,567     $     60,647
       Net loss                                   $    (39,791)    $    (22,372)

       Loss per share - basic and diluted:        $     (1.25)     $      (0.73)



The pro forma results for the year ended December 31, 2000 exclude the $3,681,000 charge for purchased in-process technology, as it is a non-recurring charge. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.


     Security Design International

      On July 21, 1999, Cylink acquired Virginia-based SDI, a security consulting and professional services company that provide network vulnerability assessments. Concurrent with the acquisition, Cylink entered into employment contracts with four SDI shareholders. In connection with the acquisition and employment agreements, Cylink (1) paid cash of $572,000 (including $122,000 of transaction costs), (2) issued 306,402 shares of Cylink common shares valued at $1.7 million into escrow, to be released in annual installments as the shares vest over a three-year employment period, (3) issued options to purchase 150,000 of Cylink common shares at $3.84 per share, which vest over four years of continued employment, and (4) agreed to pay bonuses of up to $1.925 million contingent upon continued employment and the achievement of specified revenue and profitability goals during the next three years. Deferred compensation resulting from the issuance of the escrowed common shares and the stock options totaled $2.034 million and is reported as a reduction to shareholders' equity, to be amortized over the applicable vesting period. The acquisition was recorded using the purchase method, and the goodwill arising from the transaction ($436,000) is being amortized over three years. The results of operations of SDI are included in the accompanying consolidated financial statements from the date of acquisition. Revenues from SDI were insignificant in comparison to Cylink's consolidated revenues during 1999. Pro forma results of operations of SDI, assuming the acquisition had occurred as of the beginning of 1998, are not presented as the pro forma effects are insignificant.

5.       Working Capital Loan

      On September 29, 2000, Cylink entered into a loan and security agreement with a bank under which it can borrow up to $10.0 million by way of revolving advances. The loan is secured by all of Cylink's tangible assets. The revolving loan provides for loan advances up to 80% of Cylink's eligible accounts receivable, bears interest at a rate not exceeding the Bank's prime rate of interest (9% as of December 31, 2000) or 2.5% above LIBOR and is due September 29, 2001. There have been no advances made under the loan since its inception.

      In conjunction with the acquisition of Celotek, Cylink obtained an equipment line of credit for up to $2 million. This line matures December 1, 2002 and bears interest at the prime rate plus 1%. As of December 31, 2000, borrowings under the equipment line were $277,931.

      Both these facilities require the Company to maintain certain liquidity and profitability covenants, with which the Company was not in compliance. Accordingly all amounts outstanding at December 31, 2000 have been classified as short term.

6.       Details of Balance Sheet Components

                                                               December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                              (in thousands)
Inventories:
   Raw materials                                           $  5,708    $  2,412
   Work in process and subassemblies                          2,768       1,610
   Finished goods                                             2,265       2,723
                                                           --------    --------
                                                           $ 10,741    $  6,745
                                                           ========    ========
Property and equipment:
   Machinery and equipment                                 $ 11,237    $ 10,262
   Software                                                   2,646       2,414
   Furniture and fixtures                                     1,996       2,327
   Land and building                                            814         814
   Leasehold improvements                                     3,618       3,252
                                                           --------    --------
                                                             20,311      19,069
   Less:  accumulated depreciation and amortization         (10,070)     (9,031)
                                                           --------    --------
                                                           $ 10,241    $ 10,038
                                                           ========    ========
Accrued liabilities:
   Compensation and benefits                               $  5,411    $  3,623
   Royalties                                                    159         124
   Employee severance costs                                     731         852
   Distributor commissions                                      140         362
   Legal and Accounting costs                                   558       1,270
   Warranty costs                                               555         759
   Other                                                      1,792       2,092
                                                           --------    --------
                                                           $  9,346    $  9,082
                                                           ========    ========

7.       Income Taxes

      Income tax provision (benefit) for income from continuing operations consists of the following:

                                               Year ended December 31,
                                        2000             1999            1998
                                      -------          -------          -------
                                                    (in thousands)
Current:
   Federal                            $(1,096)         $    36          $(4,506)
   State                               (2,071)               6           (1,722)
   Foreign                               --                  4               48
                                      -------          -------          -------
                                      $(3,167)         $    46          $(6,180)
                                      =======          =======          =======

Deferred:
   Federal                            $ 1,496          $   (34)         $(3,233)
   State                                2,071               (6)             258
   Foreign                               --                168             --
                                      -------          -------          -------
                                        3,567              128           (2,975)
                                      -------          -------          -------
                                      $   400          $   174          $(9,155)
                                      =======          =======          =======


         Deferred tax assets (liabilities) comprise the following:

                                                              December 31,
                                                         ----------------------
                                                            2000         1999
                                                         --------      --------
                                                             (in thousands)
Assets:
Net operating loss and credit carryforwards              $ 15,615      $  8,000
Unrealized capital loss                                     1,315         1,160
Bad debt reserve                                              132          --
Inventory reserves and basis differences                    2,171          --
Accrued expenses                                            1,870           820
Warranty reserve                                              285           270
Product reserves                                              867          --
Other                                                         272           736
                                                         --------      --------
         Total deferred tax assets                         22,527        10,986
                                                         --------      --------

Liabilities:
Depreciation                                                 --            (150)
Other liabilities                                            --            (140)
                                                         --------      --------
         Total deferred tax liabilities                      --            (290)
Valuation allowance                                       (21,727)       (6,329)
                                                         --------      --------
Net deferred tax assets                                  $    800      $  4,367
                                                         ========      ========

      Net deferred tax assets at December 31, 2000 and 1999 are based on the Company's estimated available carryback capacity. The Company recorded a valuation allowance against the remainder of its deferred tax assets.

      At December 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $22,213,000 and $19,788,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2020, while the state NOL carryforwards expire through 2005.

      At December 31, 2000, the Company has federal and state research credit carryforwards of approximately $3,186,00 and $2,467,000, respectively. The federal credits expire through 2020 and the state credits have no expiration.

      In addition, the Company has state manufacturing credit carryforwards of approximately $358,000, which expire through 2010.

      The provision (benefit) for income taxes for continuing operations reconciles to the amount computed by applying the United States federal statutory rate to income before taxes as follows:

                                                  Year ended December 31,
                                              ------------------------------
                                               2000        1999         1998
                                              -----       -----        -----
U.S. federal statutory income tax rate        (35.0) %    (35.0) %     (35.0) %
State taxes, net of federal tax benefit        (5.7)       (4.7)        (3.2)
Research and development tax credits           (1.8)       (4.4)       (10.1)
Change in valuation allowance                  37.6        23.8          2.4
Foreign losses not benefitted                   7.6        15.2          5.2
Other                                          (1.7)        6.1          6.2
                                              -----       -----        -----
Effective Tax Rate                              1.0 %       1.0%       (34.5)%
                                              =====       =====        =====

8.       Preferred stock

      In connection with the Company's initial public offering in 1996, the Board of Directors authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock had been issued as of December 31, 2000.

9.       Stock option plans

      The Company has two stock option plans: the 1994 Flexible Stock Incentive Plan which was the successor plan to the 1987 plan ("1994 Plan") and the Cylink/ARL 1997 Stock Option Plan ("1997 Plan"). The 1994 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 8,050,000 Common Shares. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 2000, all nonqualified stock options have been granted at 100% of the fair market value of the stock on the date of grant. Options granted under the 1994 Plan are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over four years. Options generally expire six years from the date of grant.

      The Company adopted the 1997 Plan in conjunction with the acquisition of Algorithmic Research Ltd, or ARL, in 1997. The 1997 Plan provides for the grant of nonqualified stock options to the employees and consultants of ARL to purchase up to 410,000 of Cylink Common Shares.

      Option activity is summarized as follows:



                                                                                Weighted
                                                       Shares                   Average
                                                      Available    Options      Exercise
                                                      for grant   Outstanding    Price
                                                     ----------   -----------   ---------
                                                     (thousands of shares)
Balance at January 1, 1998  (1,443,000 shares          1,553         5,265    $    8.52
   exercisable at a weighted average exercise
   price of $4.50 )
   Approved                                            2,100
   Granted at market price                            (4,974)        4,975         5.55
   Exercised                                            --            (420)        4.27
   Canceled                                            3,720        (3,720)       10.25
                                                      ----------    ------
Balance at December 31, 1998 (1,746,000  shares        2,399         6,100         5.58
   exercisable at a weighted average exercise
   price of $6.49 )
   Approved                                             --
   Granted at market price                            (2,848)        2,847         6.35
   Granted below market price                           (150)          150         3.84
   Exercised                                            --            (446)        2.03
   Canceled                                            1,752        (1,752)        8.36
                                                      ----------    ------

Balance at December 31, 1999 (2,268,570 shares         1,153         6,899    $    5.19
   exercisable at a weighted average exercise
   price of $5.10)
   Approved                                            1,200
   Granted at market price                            (3,036)        3,036         8.61
   Granted below market price                            (59)           59        16.98
   Exercised                                            --            (978)        5.63
   Canceled                                            1,470        (1,470)        6.20
                                                      ----------    ------

Balance at December 31, 2000                             728         7,546    $    6.39
                                                      ==========    ======


     On November 30, 2000, the Company granted options to purchase 1,276,300 shares of common stock at an exercise price of $3.44. These options have a six-year term and vest over two years from the date of issuance. On December 11 and 14, 1998, the Company canceled options to purchase 2,346,999 shares of common stock with exercise prices ranging from $2.00 to $23.50 per share previously granted to employees and reissued all such options at prices ranging from $4.25 to $4.625 per share, representing the fair market values on the dates of reissuance. The issued options have a six-year term and vest over three years from the date of reissuance.

     Significant option groups outstanding at December 31, 2000, and related weighted average exercise price and contractual life information are as follows:

                                       Options Outstanding                            Options Exercisable
                       ---------------------------------------------------      -------------------------------
                                            Weighted
                                            Average
                                           Remaining           Weighted                             Weighted
      Range of            Number        Contractual Life        Average            Number            Average
  Exercise Prices      Outstanding        (in years)        Exercise Price      Outstanding      Exercise Price
  ---------------      -----------        ----------        --------------      -----------      --------------
  $ 0.01 to $ 3.44       1,921,000              5.6              $ 2.99            545,000             $ 2.18
  $ 3.52 to $4.25        2,499,000              4.3                4.07          1,309,000               4.10
  $4.50 to $12.88        1,917,000              5.2                7.70            931,000               7.09
 $ 13.75 to $17.00       1,209,000              5.3               14.49            134,000              14.42
                         ---------                                               ---------
                         7,546,000              5.0              $ 6.39          2,919,000             $ 5.17
                         =========                                               =========

Pro forma stock compensation disclosures

      The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price during 2000, 1999, and 1998 was $5.92, $3.01,and $3.80 respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

      The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards under the 1994 Plan:


                                    2000              1999             1998
                                    ----              ----             ----

Expected life (years)                2.54              2.90             3.10
Risk-free interest rate              6.43 %            5.39 %           4.55 %
Volatility                         120.00 %           80.00 %          80.00 %
Dividend yield                       0.00 %            0.00 %           0.00 %


     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the years ended December 31, 2000, 1999 and 1998 (in thousands, except for per share amounts):


                                                                           Years ended December 31
                                                                  -----------------------------------------
                                                                   2000           1999            1998
                                                                   ----           ----            ----
Net income (loss)                         As reported           $    (35,388) $      (14,573) $       5,161
                                          Pro forma                  (43,587)        (21,568)         1,714

Net income (loss) per share -             As reported           $      (1.15) $        (0.50) $        0.18
  - (basic and diluted)                   Pro forma                    (1.42)          (0.74)          0.06


10.      Employee Stock Purchase Plan

      In January 2000, Cylink adopted an Employee Stock Purchase Plan that makes available 200,000 shares of the Company's common stock for full time employees of the Company to purchase at a discount to the open market price through a payroll deduction plan. Employee contributions were limited to 12% of their base compensation during the initial five-month offering period and 10% of their base compensation during each subsequent six-month offering period, subject to an overall limitation of $25,000 per year. Employee contributions that are accumulated during the offering period are used to purchase Cylink Common Stock at the end of the offering period at a 15% discount to the lower of the Cylink market prices at the first day and the last day of the offering period.

11.      Notes Receivable From Employees or Former Employees

      During 1997, 1998 and 1999, the Company made loans to certain of its officers towards the purchase of their principal residences. Some of these officers are no longer employed by the Company. The notes are generally interest free and are secured by deeds of trust on the related residences. The Company has imputed interest on the notes based on an assumed interest rate of 8% per annum. One of the notes, with a face amount of $1.4 million, was collected in full in December 2000. The remaining notes are carried at their discounted value, which aggregated $2.3 million at December 31, 2000. As of December 31, 2000, the remaining unamortized discount on the notes was $.4 million. The notes mature as follows: $1.0 million in 2002; $1.1 million in 2003; and $.6 million in 2004.

12.      Contingencies

        Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints alleged, among other things, that Cylink issued financial statements that were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated there under, and Section 20 of the Exchange Act.

      The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). Plaintiffs' consolidated complaint was dismissed by the Court in November 2000. Cylink has moved to dismiss plaintiff's first amended complaint, and the motion is currently pending before the Court. Cylink believes it has meritorious defenses to this action and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome is unfavorable, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.

      On September 27, 2000, the Company entered into a settlement with the SEC under which the SEC enjoined Cylink from violating certain of the SEC's regulations without requiring Cylink to admit the occurrence of any such violations and without imposing any fines or penalties.

      There is currently an action proceeding in the United States District Court for the Northern District of California, captioned Securities and Exchange Commission vs. John Daws, Thomas Butler and Mark Folit, No. C -00-2099, in which the SEC seeks to enjoin violations of the SEC's regulations and impose civil penalties and disgorgement of certain benefits realized by these individuals while formerly employed by Cylink. Although neither Cylink nor any of its current officers are parties to this proceeding, two of the defendants in this action have demanded indemnification by Cylink for the costs of their defense. Although Cylink has placed its insurance carriers on notice of the SEC's recent action, the extent of Cylink's continuing obligations to these defendants, if any, has not been determined. At this time, the Company believes its insurance coverage is adequate for any indemnity obligations it may legally have to these defendants, and intends to defend itself vigorously with respect to any claims that exceed Cylink's obligations under the law. However, in the event Cylink's insurance coverage for these claims is inadequate or unavailable for any reason, Cylink's financial condition, cash flows and results of operations could be adversely affected.

13.      Geographic Information

      The Company operates in one reportable segment: network security. Revenue from continuing operations and long-lived assets, classified by the major geographic areas in which the Company operates, were as follows:

                                                      Year ended December 31,
                                                   -----------------------------
                                                    2000        1999      1998
                                                   -------    -------    -------

Revenue:                                                 (in thousands)
   Sales to unaffiliated customers:
      From United States to:
         Customers in United States                $41,567    $33,375    $25,334
         Customers in Central and
            South America                            1,384      2,883      1,752
         Customers in Europe                         4,379      6,612      3,855
         Customers in Asia                           5,537      4,925      1,303
      From Europe to customers in Europe             7,758      5,662      6,855
      From Israel to:
         Customers in North America                    107        112       --
         Customers in Central and
            South America                              314        828       --
         Customers in Europe                         3,544      3,759      1,710
         Customers in Asia                           3,517      1,499      1,194
         Other                                        --         --          757
                                                   -------    -------    -------
                                                   $68,107    $59,655    $42,760
                                                   =======    =======    =======

     Net sales are attributable to countries based upon shipment destination and service location.

                                                    December 31,
                                            2000                 1999
                                          --------              -------
                                                 (in thousands)
Long-lived assets:
   United States                          $ 29,070              $ 8,456
   Europe                                      455                  510
   Israel                                    1,453                4,260
                                          --------              -------
                                            30,978               13,226
                                          ========              =======

14.      Lease Commitments

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

      Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

                                                       Operating
Year ending December 31,                                Leases
                                                       ---------

   2001                                                $   3,751
   2002                                                    3,553
   2003                                                    3,296
   2004.                                                   3,204
   2005                                                    3,283
   Subsequent to 2005                                     12,771
                                                       ---------
   Total minimum payments                              $  29,858
                                                       =========


      Rent expense under operating leases totaled $4,553,000, $3,347,000 and $1,473,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

15.      Selected Quarterly Financial Data (Unaudited)

      The following table shows selected unaudited financial data for the four quarters of 1999 and 2000.



                     (in thousands except for share amounts)

                                       March 28,   June 27,    Sept. 26,   Dec. 31,
                                         1999        1999        1999        1999
                                       --------    --------    --------    --------
Total Revenues                         $ 11,885    $ 15,209    $ 15,092    $ 17,469
Gross profit                              7,773      10,440      10,935      11,348
Operating loss                           (4,492)     (3,701)     (3,796)     (6,804)
Net loss                                 (4,065)     (3,054)       (992)     (6,462)
Basic and diluted net loss per share   $  (0.14)   $  (0.10)   $  (0.03)   $  (0.23)
Shares used in computation of basic
   and diluted net loss per share        29,117      29,127      29,180      29,444


                                       April 2,     July 2,     Oct 1,     Dec. 31,
                                         2000        2000        2000        2000
                                       --------    --------    --------    --------

Total Revenues                         $ 17,738    $ 18,005    $ 17,192    $ 15,172
Gross profit                             11,277      11,572      11,019       6,926
Operating loss                           (6,561)     (6,540)    (10,818)    (12,140)
Net loss                                 (6,255)     (6,093)    (10,708)    (12,332)
Basic and diluted net loss per share   $  (0.21)   $  (0.20)   $  (0.35)   $  (0.39)
Shares used in computation of basic
   and diluted net loss per share        30,051      30,511      31,007      31,515


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Reference is made to the information appearing under the caption "Changes in Independent Public Accountants" on page 18 of the Registrant's Proxy Statement, which information is hereby incorporated by reference.

                                    PART III

      Certain information required by Part III is omitted from this report because we filed a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 16, 2001, and the information included therein is incorporated by reference herein to the extent detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors is incorporated by reference to the information appearing under the caption "Election of Directors" including subcaptions thereof, in Cylink's Proxy Statement. The information required by this Item concerning Cylink's executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


         (a) 1. Financial Statements: Please see the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule, which appear on page 22 of this Report on Form 10-K.

                  2. Financial Statement Schedule: Please see the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule which appear on page 22 of this Report on Form 10-K.

                  3. Exhibits Index: The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report 10-K.

         (b) Reports on Form 8-K. The Company filed four reports on Form 8-K during the fourth quarter ended December 31, 2000. Information regarding the items reported is as follows:

                  o        September  11,  2000.   The  Company   announced  the
                           completion of its previously announced acquisition of Celotek Corporation.

                  o November 9, 2000. The Company announced that it was reducing its workforce by approximately 12% as part of its program to bring costs into line with near-term revenue expectations.

                  o        November 9, 2000. The Company announced that Roger A.
                           Barnes, Chief Financial Officer of the Company, was leaving the Company to join another business, and that R. Christopher Chillingworth, formerly the Company's Controller, was being appointed Acting Chief Financial Officer.

                  o November 28, 2000. The Company filed Amendment No. 1 to Current Report on Form 8-K filed on September 11, 2000 for the purpose of filing the financial statements of Celotek required by Item 7(a) and the pro forma financial information required by Item 7(b).

                                INDEX TO EXHIBITS
                                  (Item 14(a))


                             Description of Exhibit

         Exhibit

         2.1 Stock Purchase Agreement, dated as of September 7, 1997, between Registrant, A.R. Data Security Ltd. And Algorithmic Research Ltd. (1), and Seller's Agreement, dated as of September 8, 1997, among Registrant, A.R. Data Security Ltd., Algorithmic Research Ltd., Amos Fiat, Yossi Cohen, Yossi Tulpan, Koor Capital Markets, and Telrad Holdings Ltd. (1)

         2.2 Agreement and Plan of Reorganization by and between Cylink Corporation and Celotek Corporation, dated as of July 27, 2000. (2)

         2.3 Agreement and Plan of Reorganization by and among Cylink Corporation, Star Acquisition Corporation and Security Design International, Inc., dated as of June 25, 1999.

         3.1      Amended  and  Restated   Articles  of   Incorporation  of  the
                  Registrant and Certificate of Amendment thereto dated March 5, 1996. (3)

         3.2      Bylaws, as amended. (3)

         3.3      Certificates  of Amendment of the Bylaws dated March 26, 1997.
                  (4)

         4.1      Reference is made to Exhibits 3.1, 3.2, and 3.3.

         4.2      Specimen certificate for Common Stock. (3)

         10.1 Form of Indemnification Agreement between the Company and each of its executive officers and directors. (3)

         10.2 Employment Agreement between the Company and Fernand B. Sarrat, dated as of November 6, 1996, and Severance and Consulting Agreement entered into November 3, 1998. (4) (5)

         10.3 Employment Agreement between the Company and William C. Crowell dated December 18, 1997 (4)

         10.4 Employment Agreement between the Company and Sarah Engel dated February 14, 1997 (4)

         10.5 Company's 1987 Non-Qualified Stock Option Plan, including forms of agreements there under. (3) (4)

         10.6 Company's 1994 Flexible Stock Incentive Plan, including forms of agreements thereunder, and amendments thereto. (3) (4)

         10.7 Employment Agreement between the Company and Roger Barnes dated as of October 14, 1999, and as amended August 9, 2000.

         10.8 Lease dated May 10, 1999 by and between Orchard Jay Investors, LLC and David Brown as Landlord and Cylink Corporation, as tenant, as amended August 5, 1999.

         16.1 Letter from PriceWaterhouseCoopers, LLC regarding change in Certifying Accountant. (6)

         21.1     Subsidiaries of the Company.

         23.1     Consent of Deloitte & Touche LLP.

         23.2     Consent of PricewaterhouseCoopers LLP.

         24.1     Power of Attorney. Reference is made to Page IV-2.

                   Financial Data Schedule. (7)




(1) Incorporated by reference from the Company's report on Form 8-K filed as of September 23, 1997, and report on Form 8-K/A filed as of November 24, 1997. On November 24, 1997, the Company filed a report on Form 8-K/A amending the report on Form 8-K filed as of September 23, 1997, reporting under Items 2, 7, and 9 the Company's acquisition of ARL, by reporting under Item 7 the consolidated financial statements of A.R. Data Security Ltd. and pro forma financial information for the Company and ARL.

(2) Incorporated by reference from the Company's reports on Form 8-K filed as of August 4, 2000 and September 11, 2000.

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-80719, which became effective February 15, 1996.

(4) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).

(5) Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996. Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996.

(6) Incorporated by reference from the Company's report on Form 8-K filed as of July 19, 1999.

(7)  To be filed by amendment to this report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYLINK CORPORATION

      Date: March 29, 2001           By:   /s/ William P. Crowell
                                           ----------------------
                                           William P. Crowell
                                           President and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Christopher Chillingworth and Robert
B. Fougner, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the
Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                      Title                                            Date

      /s/ WILLIAM P. CROWELL                President, Chief executive Officer                   March 29, 2001
      ----------------------                (Principal Executive Officer) and
         William P. Crowell                 Director



      /s/ R. CHRISTOPHER CHILLINGWORTH      Vice President of Finance and Chief Financial        March 29, 2001
      --------------------------------      Officer (Principal Financial and
         R. Christopher Chillingworth       Accounting Officer)


       /s/ LEO A. GUTHART                   Chairman of the Board                                March 29, 2001
      -------------------
         Leo A. Guthart


      /s/ ELWYN BERLEKAMP                   Director                                             March 29, 2001
      -------------------
         Elwyn Berlekamp


      /s/ PAUL GAUVREAU                     Director                                             March 29, 2001
      -----------------
         Paul Gauvreau


       /s/ WILLIAM W. HARRIS                Director                                             March 29, 2001
      ----------------------
         William W. Harris


       /s/ HOWARD L. MORGAN                 Director                                             March 29, 2001
       --------------------
         Howard L. Morgan


                                   SCHEDULE II

                               CYLINK CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1999 and 2000
                                 (in thousands)

                                                              Additions
                                             Balance at        Charged to        Deductions        Balance
                                              Beginning       Statement of        from             at end
                                              of Year          Operations        Reserves          of Year
Allowance for doubtful accounts:
Year ended December 31, 1998                  $ 433             $ 874              $ 56           $ 1,251
Year ended December 31, 1999                  1,251               525               835               941
Year ended December 31, 2000                    941               874               316             1,499
