Form 10-Q
period 2001-04-01
CYLINK CORP /CA/
filed 2001-05-16
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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


   As of May 11, 2001, there were 32,707,677 shares of the Registrant's common stock outstanding.


                                                CYLINK CORPORATION

                                   FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2001

                                                       INDEX



                                                                                                       Page
                                                                                                       ----


         Index                                                                                           1

Part I   Financial information

Item 1   Financial Statements

         a)   Condensed Consolidated Balance Sheets at April 1, 2001 and December 31, 2000               2

         b)   Condensed Consolidated Statements of Operations for the three months ended
              April 1, 2001 and April 2, 2000                                                            3

         c)   Condensed Consolidated Statement of Cashflows for the three months ended
              April 1, 2001 and April 2, 2000                                                            4

         d)   Notes to Condensed Consolidated Financial Statements                                       5

Item 2   Management's discussion and analysis of financial condition and results of operations           7

Part II  Other Information                                                                              19

         Signature                                                                                      20


PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data; unaudited)



                                                                                                     April 1,           December 31,
                                                                                                       2001                  2000
                                                                                                     ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                                                         $  11,928            $  15,250
   Accounts receivable, net of allowances of $1,466 and $1,499                                          12,451               14,927
   Inventories                                                                                           9,653               10,741
   Deferred income taxes                                                                                   800                  800
   Other current assets                                                                                  2,612                1,697
                                                                                                     ---------            ---------
            Total current assets                                                                        37,444               43,415

Restricted cash                                                                                          1,400                1,400
Property and equipment, net                                                                              9,545               10,241
Acquired technology, goodwill and other intangibles                                                     20,076               20,707
Notes receivable from employees or former employees                                                      2,321                2,310
Other assets                                                                                               838                  811
                                                                                                     ---------            ---------
                                                                                                     $  71,624            $  78,884
                                                                                                     =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and equipment line of credit                                 $     253            $     288
   Accounts payable                                                                                      3,765                5,137
   Accrued liabilities                                                                                   8,107                9,346
   Income taxes payable                                                                                    603                  359
   Deferred revenue                                                                                      5,064                3,147
                                                                                                     ---------            ---------
         Total current liabilities                                                                      17,792               18,277
                                                                                                     ---------            ---------

Capital lease obligations and equipment line of credit                                                      77                   86
Deferred revenue and other accruals, less current portion                                                1,370                1,368
                                                                                                     ---------            ---------
                                                                                                         1,447                1,454

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
      none issued and outstanding
   Common stock, $0.01 par value; 55,000,000 shares authorized;
      32,698,000 and 32,681,000 shares issued and outstanding                                              327                  327
   Additional paid-in capital                                                                          158,812              158,805
   Deferred compensation related to stock options                                                         (959)              (1,231)
   Accumulated other comprehensive income (loss)                                                            69                  (16)
   Accumulated deficit                                                                                (105,864)             (98,732)
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  52,385               59,153
                                                                                                     ---------            ---------
                                                                                                     $  71,624            $  78,884
                                                                                                     =========            =========

                      See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)


                                                            Three Months Ended
                                                           April 1,     April 2,
                                                             2001        2000
                                                           --------    --------

Revenue                                                    $ 12,612    $ 17,378
Cost of revenue                                               4,345       6,101
                                                           --------    --------
Gross profit                                                  8,267      11,277
                                                           --------    --------

Operating expenses:
   Research and development, net                              5,945       4,430
   Selling and marketing                                      5,749       8,469
   General and administrative                                 3,014       4,219
   Amortization of purchased intangibles                        862         720
                                                           --------    --------
            Total operating expenses                         15,570      17,838
                                                           --------    --------

Loss from operations                                         (7,303)     (6,561)

Other income (expense):
         Interest income, net                                   190         287
         Royalty and other income (expense), net                (19)         27
                                                           --------    --------
                                                                171         314
                                                           --------    --------

Loss before income taxes                                     (7,132)     (6,247)
Provision for income taxes                                     --             8
                                                           --------    --------
Net loss                                                   $ (7,132)   $ (6,255)
                                                           ========    ========


Loss per share - basic & diluted                           $  (0.22)   $  (0.21)
                                                           ========    ========

Shares used in per share calculation - basic & diluted       32,262      30,051
                                                           ========    ========


     See accompanying notes to condensed consolidated financial statements.


CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                                            Three months ended
                                                                                                       April 1,             April 2,
                                                                                                        2001                  2000
                                                                                                      --------             --------

Cash flows from operating activities:
   Net loss                                                                                           $ (7,132)            $ (6,255)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                                                                      825                  811
         Amortization                                                                                      862                  799
         Deferred income taxes                                                                            --                     (4)
         Amortization of imputed interest on note receivable                                              --                    (62)
         Deferred compensation related to stock options                                                    272                  184
         Changes in assets and liabilities (net of effects of
          acquisition):
            Accounts receivable                                                                          2,476               (1,269)
            Inventories                                                                                  1,088               (4,105)
            Other assets                                                                                  (953)                (742)
            Accounts payable                                                                            (1,372)               1,042
            Accrued liabilities                                                                         (1,239)                 782
            Income taxes payable                                                                           244                  (35)
            Deferred revenue                                                                             1,919                  430
                                                                                                      --------             --------
         Net cash used in operating activities                                                          (3,010)              (8,424)

Cash flows from investing activities:
   Acquisition of property and equipment                                                                  (129)              (1,007)
   Adjustments to acquisition price of Celotek Corporation                                                (231)                --
                                                                                                      --------             --------
               Net cash used in
                   investing activities                                                                   (360)              (1,007)
                                                                                                      --------             --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                               7                4,111
   Other                                                                                                   (44)                  (7)
                                                                                                      --------             --------
               Net cash provided by (used in) financing activities                                         (37)               4,104
                                                                                                      --------             --------
Effect of exchange rate changes on
   cash and cash equivalents                                                                                85                   20
                                                                                                      --------             --------
Net decrease in cash and cash equivalents                                                               (3,322)              (5,307)
Cash and cash equivalents at beginning of period                                                        15,250               33,170
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 11,928             $ 27,863
                                                                                                      ========             ========


                      See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

     The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain 2000 financial statement amounts were reclassified to conform with 2001 classifications. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

2.       Accounting Changes

     Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, are to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 did not result in a transition adjustment at January 1, 2001.

     The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the British Pound. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the changes in fair value of these forward contracts has been included in interest and other income in the quarter ended April 1, 2001. The fair value of these instruments as of April 1, 2001 was not significant.

3.       Inventories

                                                         April 1,   December 31,
                                                           2001           2000
                                                         -------         -------
                                                              (in thousands)

        Raw materials                                    $ 5,390         $ 5,708
        Work in process and subassemblies                  2,011           2,768
        Finished goods                                     2,252           2,265
                                                         -------         -------
                                                         $ 9,653         $10,741
                                                         =======         =======

4.       Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding, excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. All potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive on the net loss for the periods presented.

     As of April 1, 2001 and April 2, 2000, the Company had 7,156,000 and 6,917,500 stock options outstanding with a weighted average exercise price of $6.32 and $6.06, respectively. These options expire on various dates through 2008.

5.       Comprehensive Loss

     The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                                          Three Months Ended
                                                          ------------------
                                                         April 1,     April 2,
                                                           2001        2000
                                                         -------      -------
               Net loss                                  $(7,132)     $(6,255)
               Other comprehensive income                     85           20
                                                         -------      -------
               Total comprehensive loss                  $(7,047)     $(6,235)
                                                         =======      =======

6.       Contingencies

     Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7.       Working Capital Loan

     On September 29, 2000, Cylink entered into a loan and security agreement with a bank under which it can borrow up to $10 million by way of revolving advances. The loan is secured by substantially all of Cylink's tangible assets. The revolving loan provides for advances up to 80% of Cylink's eligible accounts receivable, bears interest at a rate not exceeding the Bank's prime rate of interest (8% as of April 1, 2001) or 2.5% above LIBOR and is due September 29, 2001. There have been no borrowings under the loan since its inception.

     In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $324,253. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of April 1, 2001, the outstanding balance under the equipment line was $243,122.

     Both these facilities require the Company to maintain certain liquidity and profitability covenants, with which the Company was not in compliance as of April 1, 2001. Accordingly all amounts outstanding at April 1, 2001 have been classified as short term. See Footnote 8 "Subsequent Events" for replacement of this facility.

8.       Subsequent Events

     Financial Restructuring. On April 5, 2001, Cylink announced further expense reduction actions, including a further reduction in its workforce by approximately 8%, elimination of all management bonuses for 2001, and a "Planned Hours Reduction" program requiring all employees to take an additional 20 designated days off during the remainder of 2001 either without pay or through utilization of accrued vacation. The severance related costs associated with the reduction will be recorded in the second quarter of 2001.

     Divestiture. The Company announced the sale of its subsidiary, Security Design International, effective April 9, 2001, in a private stock transaction. No significant gain or loss is expected on the sale.

     Working Capital Loan. In April 2001, the Company has obtained a loan commitment of $7.5 million from the lender under the above referenced working capital facility to replace that facility. This loan will be secured by all of Cylink's tangible assets. The revolving loan provides for loan advances up to 85% of Cylink's eligible accounts receivable, bears interest at the Bank's prime rate (8% as of April 1, 2001) of interest plus 1.75% and will be due April 30, 2002. The loan contains a tangible net worth covenant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I Item 1 of this Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2001 Report on Form 10-K. This Report on Form 10-Q includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We generally identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                            Three months ended
                                                            ------------------
                                                           April 1,     April 2,
                                                            2001          2000
                                                           -----         -----
Revenue                                                    100.0%        100.0%
Cost of revenue                                             34.5          35.1
                                                           -----         -----

Gross profit                                                65.5          64.9
                                                           -----         -----

Operating expenses:
  Research and development, net                             47.1          25.5
  Selling and marketing                                     45.6          48.7
  General and administrative                                23.9          24.3
  Amortization of purchased intangibles                      6.8           4.1
                                                           -----         -----

     Total operating expenses                              123.4         102.6
                                                           -----         -----

Loss from operations                                       (57.9)        (37.7)

Other income, net                                            1.4           1.8
                                                           -----         -----

Loss before income taxes                                   (56.5)        (35.9)
Provision for income taxes                                   --            --
                                                           -----         -----
Net loss                                                   (56.5)%       (35.9)%
                                                           =====         =====

     Revenue. Revenue decreased 27% from $17.4 million for the three months ended April 2, 2000 to $12.6 million for the three months ended April 1, 2001. The decrease is primarily due to a market slowdown. This decline was partially offset by increased revenues from both customer support services and our PKI business. International revenue was 39% and 41% of total revenue for the first quarter of 2001 and 2000, respectively.

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

     Gross Profit. Gross profit decreased from $11.3 million for the three months ended April 2, 2000 to $8.3 million for the three months ended April 1, 2001. The decrease in dollars was primarily a result of the decrease in revenue. As a percentage of sales, gross profit was approximately 65% and 66% for the quarters ended April 2, 2000 and April 1, 2001, respectively. The increase in gross profit as a percentage of revenue was due to margin improvements within our ATM encryptor business resulting from our recent acquisition of Celotek Corporation, PKI product margin improvements, and margin improvements within our customer support and professional service businesses, offset by higher provisions for inventory reserves due to lower product sales.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses increased 31% from $4.5 million for the three months ended April 2, 2000 to $5.9 million for the three months ended April 1, 2001. Gross research and development expenses as a percentage of revenue were 26% for the first quarter of 2000 and 47% for the first quarter 2001. The dollar increase resulted from increased spending for development costs of new products, the acquisition of Celotek ATM development team, offset by reduced spending and related reimbursements for externally funded contracts. The increase in expense as a percentage of revenue for the first quarter of 2001 is due to lower revenues for the period coupled with increased investments in new product development.

     From time to time the Company receives engineering funding for development of projects to apply or enhance the Company's technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expenses. Amounts recognized under non-recurring engineering contracts totaled $0.1 million for the first quarter of 2000 and $0.0 million for first quarter of 2001.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses decreased 32% from $8.5 million for the three months ended April 2, 2000 to $5.7 million for the three months ended April 1, 2001. Selling and marketing expenses as a percentage of revenue were 49% and 46% for the first quarter of 2000 and 2001, respectively. Sales expenses decreased for the first quarter of 2001 compared to the first quarter of 2000 primarily due to lower commission spending driven by decreased revenues, lower headcount spending driven by the reduction in force actions taken during the fourth quarter of 2000, and lower marketing and bonus spending due to the implementation of cost savings initiatives. Selling and marketing expenses, expressed as a percentage of revenue, decreased as a result of the above spending reductions which were greater than the percentage revenue declines for the same period.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 29% from $4.2 million for the three months ended April 2, 2000 to $3.0 million for the three months ended April 1, 2001. General and administrative expenses as a percentage of revenue were 24% for the first quarter of both 2000 and 2001. The dollar decrease in the first quarter of 2001 versus the first quarter of 2000 was primarily due to lower legal spending, lower headcount spending driven by the reduction in force actions taken during the fourth quarter of 2000, and lower bonus spending due to the implementation of cost savings initiatives. General and Administrative expenses as a percentage of revenue were flat due proportional decreases in both spending and revenue.

     Amortization of Goodwill and Other Intangibles. Amortization relating to goodwill and other intangibles increased 20% from $0.7 million for the first three months ended April 2, 2000 to $0.9 million for the three months ended April 1, 2001. The dollar increase in the first quarter of 2001 versus the first quarter of 2000 was primarily due to the acquisition of Celotek Corporation in the third quarter of 2000, offset in part by reduced amortization of intangibles related to the acquisition of Algorithmic Research, Ltd ("ARL") in September 1997 and continued amortization of the acquisition of S.D.I. in the third quarter of 1999.

     Provision for Income Taxes. No significant provision for or benefit from income taxes was recognized in the quarter ended April 1, 2001 as the Company incurred a net operating loss for income tax purposes and the tax benefit therefrom was offset by an increase in the valuation allowance on the deferred tax asset.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, and royalty income. Other income, net decreased from $0.3 million for the first three months of 2000 to $0.2 million for the first three months of 2001, principally due to interest income on decreased cash and cash equivalents and reduced royalty and other income.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2001, the Company had cash and cash equivalents of $11.9 million, working capital of $19.7 million and minimal long-term obligations. For the three months ended April 1, 2001, the Company recorded a net loss of $7.1 million. Net cash used in operating activities for the first three months of 2001 was $3.0 million consisting primarily of the loss from operations partially offset by a decrease in working capital requirements which included a decrease in accounts receivable of $2.5 million, a decrease in inventories of $1.1 million, an increase in deferred revenue of $1.9 million, partially offset by a decrease in accounts payable and accrued liabilities of $2.6 million and an increase in other assets of $1.0 million. The decrease in accounts receivable was due to lower than average shipments during the quarter. The decrease in inventories and the decrease in accounts payable were the result of stricter purchasing controls. The decrease in accrued liabilities was due principally to decreased commission, bonus, and legal liabilities. Net cash used in operating activities for the first three months of 2000 was $8.4 million consisting primarily of the loss from operations of $6.3 million and an increase in working capital requirements which included an increase in inventory of $4.1 million, an increase in accounts receivable of $1.3 million, offset in part by an increase in accounts payable and accrued liabilities of $1.8 million.

     Cash used in investing activities for the three months ended April 1, 2001 and April 2, 2000 was $0.4 million and $1.0 million, respectively, primarily to fund the acquisition of property, plant and equipment and corporate acquisitions.

     Cash provided by financing activities for the three months ended April 1, 2001 and April 2, 2000 was $0.0 million and $4.1 million, respectively, resulting from proceeds from the sale of 17,000 shares and 564,000 share of stock, respectively, pursuant to the exercise of stock options.

     The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Assuming the Company's financial restructuring plan provides the intended beneficial cost reduction, the Company believes that existing cash balances and prospective borrowing will be sufficient to fund operations through 2001. Cylink has renegotiated a $7.5 million revolving line of credit with its bank in order to obtain more favorable covenants. The renegotiated line of credit will assist the Company, if necessary, in meeting its working capital requirements. The new line of credit will be subject to the Company's satisfaction of certain financial covenants during the term of the loan. There have been no advances under the Company's existing line since inception. In the event the Company's financial plan is unsuccessful, or it is otherwise unable to satisfy the conditions for use of this revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and expect this to continue for the foreseeable future.

     We have incurred significant net losses in the first quarter of 2001 and in prior years. The Company had an accumulated deficit of $106 million as of April 1, 2001. We expect to continue to incur net losses at least through 2001. We might not increase or maintain our revenue or be profitable on a quarterly or an annual basis for the foreseeable future. Our continuing losses may adversely impact our ability to raise additional capital when required. Our restructuring plans may not succeed, or may not be sufficient to allow us to achieve break-even.

     The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $11.9 million as of April 1, 2001 and prospective borrowing via the Company's working capital loan, will satisfy the Company's current anticipated working capital and capital expenditure requirements through at least the next twelve months. In addition, the Company has a credit facility that provides for up to $7.5 million of borrowings, dependent upon the amount of eligible domestic accounts receivable, as defined in the agreement. The Company has renegotiated its credit facility in order to obtain more favorable covenants. If the Company fails to satisfy these covenants, however, the line of credit will not be available to fund our operations if it is needed.

     During the fourth quarter of 2000 and the first quarter of 2001, the Company began to realize the benefits of the actions taken to reduce operating costs in its core business, and believes such cost reductions are sustainable for the rest of 2001. However, there can be no assurance that the Company will be able to continue reducing costs at a pace that reflects reductions in revenues, and no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company and its business and the price of our Common Stock will be adversely affected.

Our quarterly operating results may vary in the future, which could cause our stock price to drop.

     We have historically experienced significant fluctuations in our operating results on a quarterly basis and could experience such fluctuations in the future. Our revenues and operating results are affected by a number of factors including the following:

     o our inability to accurately forecast revenues and respond in a timely manner to changes in revenue levels;

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

     o disruption in our operations caused by reductions in our work force and recent departures of a number of senior executives;

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

     Our future results of operations will be highly dependent on the successful marketing and manufacture of the NetAuthority and NetHawk products, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM, Cylink ISDN and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of certain of these products. Our NetHawk product began shipping in mid-year 2000. NetAuthority is based on a pilot system that was delivered for the first time in mid-1999 under a development contract with the United States Postal Service. Both of these products may require additional development work, enhancement, and testing or further refinement before they achieve widespread commercial success. If these new and/or other recently introduced products have performance, reliability, quality or other shortcomings, they could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we rely on a third party original equipment manufacturer to supply our ISDN Encryptor product, and we have limited control over the supply of this product.

We face significant competition from other providers of network security systems

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

     Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., and Thales e-Security, Inc (formerly Zaxus, Inc.). Our PKI product, NetAuthority, will be competing with numerous PKI products offered by other vendors, including Baltimore Technologies, Entrust Technologies, Inc., and VeriSign Inc., that already have numerous customers and significantly greater market recognition. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc. and Nokia Corp. Our professional services business competes with very large consulting organizations such as Accenture, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. Our smart cards and tokens compete with numerous vendors, including Datakey, Inc., Gemplus, S.A. Rainbow Technologies, Inc. and Schlumberger Ltd. A number of significant vendors, including Microsoft Corporation, America On Line, Inc. and Cisco Systems, Inc., have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

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

     In late 1998, Mr. William C. Crowell, formerly Vice President of Product Strategy was promoted to President and Chief Executive Officer. On November 3, 2000 Mr. Roger A. Barnes, our Vice President of Finance and Chief Financial Officer, notified us of his decision to resign from Cylink to accept the position of Chief Executive Officer and President of another company. On November 5, we appointed Mr. Christopher Chillingworth, formerly our Corporate Controller, to the position of Acting Chief Financial Officer. Mr. Chillingworth was appointed Vice President of Finance and Chief Financial Officer in early 2001.

     In addition to Mr. Barnes, our Vice Presidents of Sales, Professional Services and Marketing, the Chief Executive Officer of our Israeli subsidiary, ARL, and our Chief Scientist recently ended their employment relationships with us. Although we filled the position of Chief Executive Officer for ARL and Vice President of Sales, it is uncertain whether and how quickly we will fill the remaining executive positions.

     Our future success will depend in large part on the abilities of Mr. Crowell, the contributions by our other executive officers, key management and technical personnel and our ability to replace our departed executive officers and key technical personnel with qualified and competent individuals. There is no guarantee that our present executive management and technical staff will remain with the Company, particularly if our performance is not up to expectations. The loss of the services of one or more of our remaining executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results

We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand.

     We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and in high demand. We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information  systems  and to hire,  train,  motivate  and manage our  employees.
Competition is intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers is in our field is quite limited, and we compete with other companies, academic institutions, government entities and other organizations for skilled and experienced engineers. We have experienced delays in filling positions for engineering personnel and expect to experience continued difficulty in filling our need for qualified engineers and other personnel. Furthermore, the recent reduction in our workforce, and fluctuations in our stock price, may create greater uncertainty amongst our existing and prospective employees, who may decide not to continue or accept employment with the Company. There can be no assurance that we will be able effectively to achieve or manage any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

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

     Our ability to deliver our products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. We depend in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain components and subsystems from single, or a limited number of, sources. We rely on a single OEM supplier for our ISDN Encryptor, which we offer to our customers with our own management solution. We have no guarantee that this supplier will be willing or able to continue to supply products in a timely way. A significant delay in obtaining a source of supply for components selected by our design engineers or interruption in the delivery of such items could have a material adverse effect on our financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of April 1, 2001, we held a total of $11.9 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of April 1, 2001, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of April 1, 2001, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $330,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In 1998, Cylink filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10K for 1997, reflecting restated financial results for those quarters, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

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

Item 2.   Changes in Securities and Use of Proceeds.
None

Item 3.   Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, for the quarter ended April 1, 2001.

Item 5.   Other Information.
None



Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

          None

(b)   Reports on Form 8-K:

          None

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2001                     CYLINK CORPORATION

                                       By:      /s/ R. Christopher Chillingworth
                                                --------------------------------
                                                R. Christopher Chillingworth
                                                Vice President of Finance
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)