Form 10-Q
period 2001-07-01
CYLINK CORP /CA/
filed 2001-08-15
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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

     As of August 13, 2001, there were 32,752,889 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JULY 1, 2001

                                      INDEX

                                                                                    Page
                                                                                    ----

                          Part I Financial information

Item 1   Financial Statements

         a)  Condensed  Consolidated Balance Sheets at July 1, 2001 and December
             31, 2000                                                                 2

         b)  Condensed  Consolidated  Statements of Operations for the three and
             six months ended July 1, 2001 and July 2, 2000                           3

         c)  Condensed  Consolidated  Statement of Cashflows  for the six months
             ended July 1, 2001 and July 2, 2000                                      4

         d)  Notes to Condensed Consolidated Financial Statements                     5

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                8

                          Part II Other Information                                  20

Item 1.  Legal Proceedings                                                           20

Item 4.  Submission of Matters to a Vote of Security Holders                         20

Item 5.  Other Information                                                           20

Item 6.  Exhibits                                                                    21

         Signature                                                                   22

                                        1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data; unaudited)

                                                                                 July 1,            December 31,
                                                                                  2001                  2000
                                                                                ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                                    $  11,758            $  15,250
   Accounts receivable, net of allowances of $1,614 and $1,499                     10,711               14,927
   Income tax receivable                                                              900                 --
   Inventories                                                                      7,146               10,741
   Deferred income taxes                                                             --                    800
   Other current assets                                                             1,733                1,697
                                                                                ---------            ---------
            Total current assets                                                   32,248               43,415

Restricted cash                                                                     1,400                1,400
Property and equipment, net                                                         7,728               10,241
Acquired technology, goodwill and other intangibles                                18,187               20,707
Notes receivable from employees and former employees                                2,335                2,310
Other assets                                                                        1,372                  811
                                                                                ---------            ---------
                                                                                $  63,270            $  78,884
                                                                                =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and equipment line of credit            $     208            $     288
   Accounts payable                                                                 3,212                5,137
   Accrued liabilities                                                              8,089                9,346
   Income taxes payable                                                               359                  359
   Deferred revenue                                                                 4,938                3,147
                                                                                ---------            ---------
         Total current liabilities                                                 16,806               18,277
                                                                                ---------            ---------

Capital lease obligations and equipment line of credit                                 73                   86
Deferred revenue and other accruals, less current portion                           1,219                1,368
                                                                                ---------            ---------
         Total long-term liabilities                                                1,292                1,454
                                                                                ---------            ---------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred Stock, $0.01 par value; 5,000,000 shares authorized;
    none issued and outstanding
   Common stock; $0.01 par value: 55,000,000 shares authorized;                       328                  327
    32,708,000 and 32,681,000 shares issued and outstanding
   Additional paid-in capital                                                     158,729              158,805
   Deferred compensation related to stock options                                    (116)              (1,231)
   Treasury stock                                                                    (528)                --
   Accumulated other comprehensive income (loss)                                       41                  (16)
   Accumulated deficit                                                           (113,282)             (98,732)
                                                                                ---------            ---------
            Total shareholders' equity                                             45,172               59,153
                                                                                ---------            ---------
                                                                                $  63,270            $  78,884
                                                                                =========            =========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                                 Three months ended                Six months ended
                                                               ------------------------        ------------------------
                                                                July 1,         July 2,         July 1,         July 2,
                                                                 2001            2000            2001            2000
                                                               --------        --------        --------        --------

Revenue                                                        $ 13,571        $ 18,005        $ 26,183        $ 35,383
Cost of revenue                                                   5,953           6,433          10,298          12,679
                                                               --------        --------        --------        --------
Gross profit                                                      7,618          11,572          15,885          22,704
                                                               --------        --------        --------        --------

Operating expenses:
   Research and development, net                                  5,190           5,269          11,135           9,912
   Selling and marketing                                          5,013           9,114          10,762          17,225
   General and administrative                                     2,729           3,009           5,743           7,228
   Amortization of acquired intangibles                             817             720           1,679           1,440
   Impairment loss on Algorithmic Research, Ltd.                  2,503            --             2,503            --
                                                               --------        --------        --------        --------
            Total operating expenses                             16,252          18,112          31,822          35,805
                                                               --------        --------        --------        --------

Loss from operations                                             (8,634)         (6,540)        (15,937)        (13,101)

Other income (expense):
         Interest income, net                                       183             540             373             827
         Royalty and other income (expense), net                   (144)            (93)           (163)            (66)
                                                               --------        --------        --------        --------
                                                                     39             447             210             761
                                                               --------        --------        --------        --------

Loss before income taxes                                         (8,595)         (6,093)        (15,727)        (12,340)
Income tax expense (benefit)                                     (1,177)           --            (1,177)              8
                                                               --------        --------        --------        --------
Net loss                                                       $ (7,418)       $ (6,093)       $(14,550)       $(12,348)
                                                               ========        ========        ========        ========

Loss per share - basic & diluted:                              $  (0.23)       $  (0.20)       $  (0.45)       $  (0.41)
                                                               ========        ========        ========        ========

Shares used in per share calculation - basic & diluted           32,384          30,511          32,331          30,258
                                                               ========        ========        ========        ========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                     Six months ended
                                                                                ----------------------------
                                                                                 July 1,             July 2,
                                                                                  2001                2000
                                                                                --------            --------
Cash flows from operating activities:
   Net loss                                                                     $(14,550)           $(12,348)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Impairment loss on Algorithmic Research, Ltd.                             2,503                --
         Loss on disposal of fixed assets                                             29                --
         Depreciation                                                              1,849               1,636
         Amortization                                                              1,784               1,440
         Deferred income taxes                                                       800                  (4)
         Amortization of imputed interest on note receivable                         (25)               (119)
         Deferred compensation related to stock options                              412                 369
         Changes in assets and liabilities (net of effects of
          acquisition):
            Accounts receivable                                                    4,022              (3,380)
            Inventories                                                            3,070              (6,253)
            Income taxes receivable                                                 (900)               --
            Other assets                                                            (556)               (132)
            Accounts payable                                                      (1,905)               (585)
            Accrued liabilities                                                   (1,183)                776
            Income taxes payable                                                    --                    (3)
            Deferred revenue                                                       1,666               1,258
                                                                                --------            --------
         Net cash used in operating activities                                    (2,984)            (17,345)

Cash flows from investing activities:
   Acquisition of property and equipment                                            (526)             (2,159)
   Cash transferred with divestiture of Security Design International                (28)               --
                                                                                --------            --------

         Net cash used in investing activities                                      (554)             (2,159)
                                                                                --------            --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                        82               5,230
   Other                                                                             (93)                (20)
                                                                                --------            --------
          Net cash provided by (used in) financing activities                        (11)              5,210
                                                                                --------            --------
Effect of exchange rate changes on
   cash and cash equivalents                                                          57                  31
                                                                                --------            --------
Net decrease in cash and cash equivalents                                         (3,492)            (14,263)
Cash and cash equivalents at beginning of period                                  15,250              33,170
                                                                                --------            --------
Cash and cash equivalents at end of period                                      $ 11,758            $ 18,907
                                                                                ========            ========

Supplemental disclosures
   Cash refunds of income tax                                                   $  2,541                --

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

     The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the British Pound. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the changes in fair value of these forward contracts has been included in interest and other income in the quarter ended July 1, 2001. The fair value of these instruments as of July 1, 2001 was not significant.

3. Inventories

                                                  July 1,          December 31,
                                                   2001                2000
                                                 ---------------------------
                                                        (in thousands)

Raw materials                                    $ 3,827             $ 5,708
Work in process and subassemblies                  2,005               2,768
Finished goods                                     1,314               2,265
                                                 -------             -------
                                                 $ 7,146             $10,741
                                                 =======             =======

4. Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding, excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. As of July 1, 2001 and July 2, 2000, the Company had 7,135,000 and 6,717,000 stock options outstanding with a weighted average exercise price of $5.59 and $6.61, respectively. These options expire on various dates through 2008. All potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive on the net loss for the periods presented.

5. Comprehensive Loss

     The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                           Three Months Ended                         Six Months Ended
                                       ----------------------------            ----------------------------
                                        July 1,             July 2,             July 1,             July 2,
                                         2001                2000                2001                2000
                                       --------            --------            --------            --------
                                              (in thousands)                          (in thousands)
Net loss                               $ (7,418)           $ (6,093)           $(14,550)           $(12,348)
Other comprehensive income                  (28)                 11                  57                  31
                                       --------            --------            --------            --------
Total comprehensive loss               $ (7,446)           $ (6,082)           $(14,493)           $(12,317)
                                       ========            ========            ========            ========

6. Contingencies

     Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7. Divestitures

     On April 9, 2001, the Company sold its entire interest in its U.S.-based professional services subsidiary, Security Design International, in exchange for 209,425 shares of Series C preferred stock in a private company representing a minority interest in that company. No gain or loss was recorded on the transaction.

     On June 22, 2001, the Company announced that it would close or sell its Israeli subsidiary, Algorithmic Research, Ltd. ("ARL") within the next 30 to 60 days. The Company has taken an approximate $2.5 million charge during the quarter, resulting from the write-down of assets associated with the wind-up of that subsidiary. On August 9, 2001, Cylink executed an Allotment and Conversion Agreement and various related documents (collectively the "ARL Divestiture"), under which Cylink will transfer an 81% ownership in ARL to a trustee acting on behalf of ARL's existing employees, and converted its remaining minority interest to preferred stock having certain rights and privileges in the event of ARL's sale or liquidation. As part of the ARL Divestiture, Cylink paid $1.5 million, and forgave an additional $1.45 million in intercompany debt, for sale of ARL's virtual private networking technology, a royalty free, irrevocable license to ARL's remaining base of intellectual property, and a release and waiver from all of ARL's existing employees. Cylink also agreed to assign certain contracts to ARL concerning licenses of ARL's products, and to wind up ARL's subsidiaries operations in Germany and Singapore. Under the ARL Divestiture, ARL will retain ownership and responsibility for all of its other assets and liabilities.

8. CFE Repair

     On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of the backup battery on its Cylink Frame Entcyptor (CFE) product. Cylink has announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink has accrued approximately $1.0 million in warranty costs during the second quarter associated with this program.

9. Working Capital Loan

     On June 27, 2001, the Company entered into a loan and security agreement with a bank under which it can borrow up to $7.5 million by way of revolving advances. This loan will be secured by all of Cylink's tangible assets. The revolving loan provides for loan advances up to 85% of Cylink's eligible accounts receivable, bears interest at the bank's prime rate of interest (6.75% as of July 1, 2001) plus 1.75% and will be due April 30, 2002. The loan contains a tangible net worth covenant. This loan replaces a pre-existing $10.0 million revolving loan with the same bank containing more restrictive covenants. There have been no borrowings under the loan.

     In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $324,253. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of July 1, 2001, the outstanding balance under the equipment line was $208,371.

10. Subsequent Events

     Restructuring. On July 20, 2001, Cylink announced further expense reduction actions, including a further reduction in its workforce by approximately 28% (excluding the wind-up previously disclosed of ARL). The severance related costs associated with the workforce reduction are approximately $513,000 which will be recorded in the third quarter of 2001.

     NASDAQ Listing Notice. Late on July 25, 2001, Cylink received a notice from NASDAQ that the Company's stock has failed to satisfy one of NASDAQ's listing requirements, that is, maintaining a minimum bid price of $1.00 per share for more than 30 consecutive trading days. The notice states that the Company has 90 days to re-establish its compliance by maintaining a minimum bid price of at least $1.00 per share for at least 10 consecutive trading days. If the Company fails to do so, then the NASDAQ listing staff will issue a notice of delisting, at which time the Company will have an opportunity to appeal the staff's decision to the NASDAQ listing qualifications panel.

11. Recently issued accounting pronouncements.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Cylink will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, Cylink will stop the amortization of goodwill with an expected net carrying value of $5,859,000 at the date of adoption and annual amortization of $1,034,000 that resulted from business combinations completed prior to the adoption of SFAS 141. Goodwill acquired subsequent to June 30, 2001 will not be amortized.

     The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I Item 1 of this Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 Report on Form 10-K. This Report on Form 10-Q includes statements that reflect Cylink's belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We generally identify forward-looking statements with such words as "expects", "anticipates", "intends", "believes" or similar words concerning future events.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                    Three months ended             Six months ended
                                                                    ------------------             ----------------
                                                                  July 1,        July 2,        July 1,        July 2,
                                                                    2001           2000           2001           2000
                                                                   -----          -----          -----          -----

Revenue                                                            100.0%         100.0%         100.0%         100.0
                                                                   -----          -----          -----          -----
Cost of revenue                                                     43.9           35.7           39.3           35.8
                                                                   -----          -----          -----          -----

Gross profit                                                        56.1           64.3           60.7           64.2
                                                                   -----          -----          -----          -----

Operating expenses:
  Research and development, net                                     38.2           29.3           42.5           28.0
  Selling and marketing                                             37.0           50.6           41.1           48.7
  General and administrative                                        20.1           16.7           21.9           20.4
   Loss from divestiture of Algorithmic Research, Ltd.              18.4            --             9.6            --
  Amortization of purchased intangibles                              6.0            4.0            6.4            4.1
                                                                   -----          -----          -----          -----

     Total operating expenses                                      119.7          100.6          121.5          101.2
                                                                   -----          -----          -----          -----

Loss from operations                                               (63.6)         (36.3)         (60.8)         (37.0)

Other income, net                                                    0.3            2.5            0.8            2.1
                                                                   -----          -----          -----          -----

Loss before income taxes                                           (63.3)         (33.8)         (60.0)         (34.9)
Provision for income taxes                                          (8.7)           --            (4.5)           --
                                                                   -----          -----          -----          -----

Net loss                                                           (54.6)%        (33.8)%        (55.5)%        (34.9)
                                                                   =====          =====          =====          =====

     Revenue. Revenue decreased 25% from $18.0 million for the three months ended July 2, 2000 to $13.6 million for the three months ended July 1, 2001, and decreased 26% from $35.4 million for the six months ended July 2, 2000 to $26.2 million for the six months ended July 1, 2001. The decrease is primarily due to a market slowdown. International revenue was 32% and 34% of total revenue for the second quarter of 2001 and 2000, respectively.

     Gross Profit. Gross profit decreased from $11.6 million for the three months ended July 2, 2000 to $7.6 million for the three months ended July 1, 2001 and decreased from $22.7 million for the six months ended July 2, 2000 to $15.9 million for the six months ended July 1, 2001. The decrease in dollars was primarily a result of the decrease in revenue. As a percentage of sales, gross profit was approximately 64% and 56% for the quarters ended July 2, 2000 and July 1, 2001, respectively. The decrease in gross profit as a percentage of revenue was a result of higher provisions for inventory writedowns, additional warranty reserves for Cylink's CFE product (see footnote 8 to interim financial statements) offset by margin improvements from our ATM encryptor product resulting from our acquisition of Celotek Corporation and margin improvements in customer support.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 7% from $5.6 million for the three months ended July 2, 2000 to $5.2 million for the three months ended July 1, 2001 and decreased 2% from $10.1 million for the six months ended July 2, 2000 to $9.9 million for the six months ended July 1, 2001. Gross research and development expenses as a percentage of revenue were 31% for the second quarter of 2000 and 38% for the second quarter 2001. The dollar increase resulted from the acquisition of Celotek ATM development team, partially offset by reduced project and headcount related spending as a result of cost savings initiatives. The increase in expense as a percentage of revenue for the second quarter of 2001 is due to a greater decline in revenues than the reduction in product development expenditures.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses decreased 45% from $9.1 million for the three months ended July 2, 2000 to $5.0 million for the three months ended July 1, 2001, and decreased 38% from $17.2 million for the six months ended July 2, 2000 to $10.8 million for the six months ended July 1, 2001. Selling and marketing expenses as a percentage of revenue were 51% and 37% for the second quarter of 2000 and 2001, respectively. Sales expenses decreased for the second quarter of 2001 compared to the second quarter of 2000 primarily due to lower commission spending driven by decreased revenues, lower headcount spending driven by the reduction in workforce actions taken during the fourth quarter of 2000, and lower marketing and bonus spending due to the implementation of cost savings initiatives. Selling and marketing expenses, expressed as a percentage of revenue, decreased as a result of the above spending reductions which were greater than the percentage revenue declines for the same period.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 9% from $3.0 million for the three months ended July 2, 2000 to $2.7 million for the three months ended July 1, 2001, and decreased 21% from $7.2 million for the first half of 2000 to $5.7 million for the first half of 2001. General and administrative expenses as a percentage of revenue were 17% and 20% for the second quarter of 2000 and 2001, respectively. The dollar decrease in the second quarter of 2001 versus the second quarter of 2000 was primarily due to lower headcount spending driven by the reduction in workforce actions taken during the fourth quarter of 2000 as well as the second quarter of 2001, and lower bonus spending due to the implementation of cost savings initiatives. The increase in expense as a percentage of revenue for the second quarter of 2001 is due to greater decline in revenues than the reduction in general and administrative expenditures.

     Impairment loss on Algorithmic Research, Ltd. In the quarter ended July 1, 2001, the Company recorded a non-cash charge of $2.5 million to cover the write-down of assets associated with the wind-up of that subsidiary. (See Note 7 to interim financial statements.)

     Amortization of Goodwill and Other Intangibles. Amortization relating to goodwill and other intangibles increased 13% from $0.7 million for the first three months ended July 2, 2000 to $0.8 million for the three months ended July 1, 2001, and increased 17% from $1.4 million for the six months ended July 2, 2000 to $1.7 million for the six months ended July 1, 2001. The dollar increase in the first half of 2001 versus the first half of 2000 was primarily due to the acquisition of Celotek Corporation in the third quarter of 2000, offset in part by reduced amortization of intangibles related to the acquisition of Algorithmic Research, Ltd ("ARL") in September 1997.

     Provision for Income Taxes. Cylink recognized a tax benefit of $1.2 million for the three months ended July 1, 2001 representing the partial recognition of the Company's net operating loss for income tax purposes. No significant provision for or benefit from income taxes was recognized in the quarter ended July 2, 2000 as the Company incurred a net operating loss for income tax purposes and the tax benefit therefrom was offset by an increase in the valuation allowance on the deferred tax asset.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, and royalty income. Other income, net decreased from $0.4 million for quarter ended July 2, 2000 to $0.0 million for the quarter ended July 1, 2001, principally due to interest income on decreased cash and cash equivalents and reduced royalty and other income.

LIQUIDITY AND CAPITAL RESOURCES

     At July 1, 2001, the Company had cash and cash equivalents of $11.8 million, working capital of $15.4 million and minimal long-term obligations. For the six months ended July 1, 2001, the Company recorded a net loss of $14.6 million. Net cash used in operating activities for the first half of 2001 was $3.0 million consisting primarily of the loss from operations partially offset by a decrease in working capital requirements which included a decrease in accounts receivable of $4.0 million, a decrease in inventories of $3.1 million, an increase in deferred revenue of $1.7 million, partially offset by a decrease in accounts payable and accrued liabilities of $3.1 million and an increase in other assets of $0.6 million. The decrease in accounts receivable was due to lower than average shipments during the quarter supported by improved collection activities. The decrease in inventories and the decrease in accounts payable were the result of stricter purchasing controls. The decrease in accrued liabilities was due principally to decreased commission, bonus, and legal liabilities. Net cash used in operating activities for the first half of 2000 was $17.3 million consisting primarily of the loss from operations of $12.3 million, an increase in accounts receivable of $3.4 million, an increase in inventories of $6.3 million, offset in part by an increase in accounts payable and accrued liabilities of $0.2 million, and an increase in deferred revenue of $1.3 million.

     Cash used in investing activities for the six months ended July 1, 2001 and July 2, 2000 was $0.5 million and $2.2 million, respectively, primarily to fund the acquisition of property, plant and equipment.

     Cash used in financing activities for the six months ended July 1, 2001 was not material. Cash provided by financing activities for the six months ended July 2, 2000 was $5.2 million, resulting from proceeds from the sale of 875,000 shares of stock, pursuant to the exercise of stock options.

     The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Assuming the Company's financial restructuring plan provides the intended beneficial cost reduction, the Company believes that existing cash balances and prospective borrowing will be sufficient to fund operations through the next twelve months. Cylink has negotiated a $7.5 million revolving line of credit with its bank to replace a $10.0 million revolving line of credit, in order to obtain more favorable covenants. The renegotiated line of credit will assist the Company, if necessary, in meeting its working capital requirements. The new line of credit will be subject to the Company's satisfaction of a tangible net worth covenant during the term of the loan. There have been no advances under the Company's current or pre-existing line since inception. In the event the Company's financial plan is unsuccessful, or it is otherwise unable to satisfy the conditions for use of this revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and expect this to continue for the foreseeable future.

     We have incurred significant net losses in the second quarter of 2001 and in prior years. The Company had an accumulated deficit of $113 million as of July 1, 2001. We expect to continue to incur net losses at least through 2001. We might not increase or maintain our revenue or be profitable on a quarterly or an annual basis for the foreseeable future. Our continuing losses may adversely impact our ability to raise additional capital when required. Our restructuring plans may not succeed, or may not be sufficient to allow us to achieve break-even.

     The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $11.8 million as of July 1, 2001 and prospective borrowing via the Company's working capital loan, will satisfy the Company's current anticipated working capital and capital expenditure requirements through at least the next twelve months. The Company's working capital loan matures on April 2002 and provides for up to $7.5 million of borrowings, depending on the amount of eligible domestic accounts receivable, as defined in the agreement. The Company has renegotiated its credit facility in order to obtain more favorable covenants. There is no guarantee, however, that the company can continue to meet those covenants, and there is no guarantee that the loan will be renewed in April 2002. If the Company fails to do either the line of credit will not be available to fund our operations if it is needed.

     During the fourth quarter of 2000 and the first and second quarters of 2001, the Company began to realize the benefits of the actions taken to reduce operating costs in its core business, and believes such cost reductions are sustainable for the rest of 2001. However, there can be no assurance that the Company will be able to continue reducing costs at a pace that reflects reductions in revenues, and no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company and its business and the price of our Common Stock will be adversely affected.

Our quarterly operating results may vary in the future, which could cause our stock price to drop.

     We have historically experienced significant fluctuations in our operating results on a quarterly basis and could experience such fluctuations in the future. Our revenues and operating results could be affected by a number of factors including the following:

         o our inability to accurately forecast revenues and respond in a timely manner to changes in revenue levels;

         o the timing of the introduction by us or by our competitors of new or enhanced products;

         o   market acceptance of our new products and those of our competitors;

         o the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introductions or enhancements, or resulting from uncertainty relating to intellectual property claims;

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

         o disruption in our operations caused by reductions in our workforce and recent departures of a number of senior executives;

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

     Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders and, consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. Furthermore, increases in backlog from quarter to quarter may be due to placement of orders calling for delivery dates extended over a much longer period of time into future periods.
Consequently, our order backlog becomes more vulnerable to customer cancellations. As a result of these fluctuations in our sales cycle and order backlog, product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts
of  customer  demand,   which  are  highly   unpredictable   and  can  fluctuate
substantially. In particular, market forces beyond our control, including recession, labor strikes among our customers, and limits or changes in government spending may have a material affect on customer demand for our products. If revenue falls significantly below anticipated levels, as it has at times in the past, our financial condition and results of operations would be materially and adversely affected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, or the market sector in which we operate, the price of our Common Stock would likely be adversely affected. These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our Common Stock may drop.

The overall economic climate continues to be weak.

     Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications or enterprise software for contact center servers, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in general economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for the Company's products could decrease resulting in lower revenues and a decline in the overall rate of the Company's revenue growth.

We are dependent on recently introduced and new network security products.

     Our future results of operations will be highly dependent on the successful marketing and manufacture of the NetHawk product, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM, and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of our NetHawk product, which began shipping in mid-year 2000. This product may require additional development work, enhancement, and testing or further refinement before it achieves widespread commercial success. If this or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have relied on a third-party original equipment manufacturer to supply our ISDN Encryptor product, and we have had limited control over the supply of this product. Our former supplier of ISDN products has declared bankruptcy, and we may not be able to engage an equivalent substitute. Our NetAuthority product is presently installed with the United States Postal Service under a license agreement signed in 2000. A decision by the Postal Service to attempt to withdraw from or renegotiate this license could have a material adverse impact on our business.

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

Many of these competitive factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to or as an alternative to the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., and Thales e-Security, Inc (formerly Zaxus, Inc.) Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc., Nokia Corp, and SonicWall, Inc. Our professional services business competes with very large consulting organizations such as Accenture, PricewaterhouseCoopers and other entities which have formidable resources to market and support their security consulting businesses. A number of significant vendors, including Microsoft Corporation, and Cisco Systems, Inc. have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

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

     On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of its the backup battery on its Cylink Frame Encryptor (CFE) product. Cylink has announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink has accrued approximately $1.0 million in warranty costs during the second quarter associated with this program. While this reserve was based on reasonable estimates based on information available to us at the time, actual costs could exceed these reserves.

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

     In late 1998, Mr. William C. Crowell, formerly Vice President of Product Strategy was promoted to President and Chief Executive Officer. On November 3, 2000, Mr. Roger A. Barnes, our Vice President of Finance and Chief Financial Officer, notified us of his decision to resign from Cylink to accept the position of Chief Executive Officer and President of another company. On November 5, we appointed Mr. Christopher Chillingworth, formerly our Corporate Controller, to the position of Acting Chief Financial Officer. Mr. Chillingworth was appointed Vice President of Finance and Chief Financial Officer in early 2001.

     In addition to Mr. Barnes, our Vice Presidents of Engineering, Sales, Professional Services and Marketing, and our Chief Scientist recently ended their employment relationships with us. Although we filled the positions of Vice President of Engineering and Vice President of Sales, it is uncertain whether and how quickly we will fill the remaining executive positions.

     Our future success will depend in large part on the abilities of Mr. Crowell, the contributions by our other executive officers, key management and technical personnel and our ability to retain qualified and competent individuals following our recent reductions in the employee workforce. There is no guarantee that our present executive management and technical staff will remain with the Company, particularly if our performance is not up to expectations. The loss of the services of one or more of our remaining executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results.

We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and are in high demand.

     We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and are in high demand. We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information  systems  and to hire,  train,  motivate  and manage our  employees.
Competition is intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers in our field is quite limited, and we compete with other companies, academic institutions, government entities and other organizations for skilled and experienced engineers. Furthermore, the recent reductions in our workforce, and reduction in our stock price, may create greater uncertainty amongst our existing employees, who may decide not to continue employment with the Company. There can be no assurance that we will be able effectively to achieve or manage any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

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

     The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. In the past, we have received communications from third parties asserting that our patents, features or content of certain of our products infringe upon the intellectual property rights held by third parties, and we may receive such communications in the future. There can be no assurance that third parties will not assert claims against us that result in litigation, including claims that may arise out of the ATM Encryptor business we acquired in August 2000. Any litigation, whether or not determined in our favor, could result in significant expense to us and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to us on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect our financial condition and results of operations.

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

     If we are unable successfully to educate potential customers as to the value of, and thereby obtain broad market acceptance for, our products and services, we will continue to rely primarily on selling new and existing products to our base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of our existing and new products obsolete or unmarketable. To the extent that a specific method other than ours is adopted as the standard for implementing network security in any segment of the network security market, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. The National Institute of Standards and Technology has recently announced that it will adopt a new Advanced Encryption Standard, or AES, which we expect to integrate into our products. Our ability to timely implement the AES into our products may materially affect our development costs and ability to timely market our solutions. Network security-related products or technologies developed by others may adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

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

     Our ability to deliver our products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. We depend in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain components and subsystems from a single, or a limited number of, sources. A significant delay in obtaining a source of supply for components selected by our design engineers or interruption in the delivery of such items could have a material adverse effect on our financial condition and results of operations.

Cylink Common Stock could be delisted from the NASDAQ national market, which could adversely affect Cylink and its shareholders.

     On July 25, 2001, the Company received a notice from the staff of the Nasdaq National Market that its common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on the Nasdaq National Market. The notice states that if during the 90 days following the date of the notice the bid price of Cylink common stock does not close at or above $1.00 for at least 10 consecutive trading days, then Cylink common stock could be delisted. Since the date of the original notice and August 15, 2001, the bid price of our common stock has not closed above $1.00.

     Prior to any actual delisting, Cylink will have an opportunity to request a hearing. At a hearing, Cylink may present a plan demonstrating that the Company can comply with the continued listing requirements. At present, the Company has made no decision with respect to a course of action but will continue to evaluate alternatives, including accepting a delisting determination.

     If Cylink common stock is delisted from the Nasdaq National Market, the Company may or may not apply for listing on the Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange on which the Company could qualify. The Company cannot guarantee, however, that it would apply for listing on another quotation system or exchange if the Company is delisted from the Nasdaq National Market or that if the Company does apply for listing that it would be eligible initially for such listing or that if the Company did become listed, that it would be able to maintain eligibility. Listing on another quotation system or exchange may negatively affect the price of Cylink common stock because stocks trading on over-the-counter markets are typically less liquid and trade with larger variations between the bid and ask prices. In addition, the delisting of Cylink common stock from the Nasdaq National Market would adversely affect or limit or restrict the Company's ability to raise funds through stock issuances.

     If the market price for Cylink common stock remains below $1.00 per share and Cylink is no longer listed on the Nasdaq National Market, Cylink common stock may be deemed to be penny stock. If Cylink common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell Cylink securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of Cylink common stock.

We face risks associated with our recently completed acquisition of Celotek Corporation.

     On August 30, 2000 we closed our acquisition of Celotek Corporation, or Celotek, a privately held developer of high-performance Asynchronous Transfer Mode network security appliances, in exchange for 1,590,137 shares of our Common Stock with a fair market value of $22,386,000 and cash of approximately
$515,000. In addition, we converted outstanding options to purchase Celotek Common Stock into options to purchase 307,500 shares of our Common Stock with an aggregate fair market value of $2,329,000. Celotek employees who became our employees were issued 40,913 shares of our Common Stock, which will be released from our right to repurchase such shares if such employees continue to be employed by us for a period of 12 months. The shares issued in this acquisition have increased the number of shares of our Common Stock outstanding, and therefore will result in earnings per share dilution unless we are able to realize sufficient financial benefits from the transaction. While we believe we will achieve financial benefits that will offset the dilution, acquisitions inherently involve risks and uncertainties. These include potential costs and management distractions associated with integrating the operations of the two companies, the potential loss of key employees of Celotek, the potential loss of key customers, and potential operational challenges that Celotek may have and which are sometimes unforeseeable. Any such circumstances could result in the acquisition of Celotek not rendering sufficient financial benefits to offset the cost of the acquisition.

Changes in accounting practices could adversely affect the calculation of our future operating results.

     In connection with the acquisition of Algorithmic Research Limited, or ARL, in September 1997, we allocated $63.9 million of the purchase price to in-process research and development, or IPR&D, and in accordance with accounting principles generally accepted in the United States of America recorded an immediate charge off of that amount on the date of acquisition. The amount allocated to IPR&D was determined in a manner consistent with widely recognized appraisal practices.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of July 1, 2001, we held a total of $11.8 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of July 1, 2001, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of July 1, 2001, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $281,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

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

     Cylink believes it has meritorious defenses to the damages claimed in these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held May 16, 2001. The vote of the holders of record of 32,706,298 shares of Cylink's common stock outstanding at the close of business on March 30, 2001 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

(b)  The  following  persons  were  elected  Directors  of Cylink at the  Annual
     Meeting:

                                            Votes                Votes
               Name of Director              For                Against
               ----------------          ----------             -------

               Dr. Leo Guthart           19,961,469             161,069
               Dr. James Simons          19,956,501             166,037

(c) The shareholders ratified the appointment of Deloitte & Touche LLP as Cylink's independent auditor for the fiscal year ending December 31, 2001.

                   Votes                     Votes                 Votes
                    For                     Against               Withheld
                 ----------                 -------               --------

                 26,642,048                  28,235                6,792

(d)  There were no other matters voted on at the meeting.

Item 5.   Other Information.

Notice was received July 25, 2001 from the NASDAQ National Market indicating possible delisting for failure to meet NASDAQ's minimum bid requirements.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits Index:

         None

     (b) Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the quarter ended July 1, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 15, 2001                  CYLINK CORPORATION

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