Form 10-Q
period 2001-09-30
CYLINK CORP /CA/
filed 2001-11-14
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     As of November 12, 2001, there were 32,864,900 shares of the Registrant's common stock outstanding.

                                            CYLINK CORPORATION

                            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                   INDEX


                                                                                                      Page
                                                                                                      ----



                                       PART I FINANCIAL INFORMATION
Item 1   Financial Statements

         a)   Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000          2

         b)   Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 2001 and October 1, 2000                                                     3

         c)   Condensed Consolidated Statement of Cashflows for the nine months ended
              September 30, 2001 and October 1, 2000                                                     4

         d)   Notes to Condensed Consolidated Financial Statements                                       5

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations           8

                                         PART II OTHER INFORMATION                                      21

Item 1.  Legal Proceedings                                                                              21

Item 4.  Submission of Matters to a Vote of Security Holders                                            21

Item 5.  Other Information                                                                              21

Item 6.  Exhibits                                                                                       21

         Signature                                                                                      22

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data; unaudited)

                                                                                                   September 30,        December 31,
                                                                                                       2001                 2000
                                                                                                    ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                                                        $  10,393            $  15,250
   Accounts receivable, net of allowances of $984 and $1,499                                            7,651               14,927
   Income tax  receivable                                                                                 109                 --
   Inventories                                                                                          5,620               10,741
   Deferred income taxes                                                                                 --                    800
   Other current assets                                                                                 1,036                1,697
                                                                                                    ---------            ---------
            Total current assets                                                                       24,809               43,415

Restricted cash                                                                                         1,400                1,400
Property and equipment, net                                                                             6,847               10,241
Acquired technology, goodwill and other intangibles                                                    17,418               20,707
Notes receivable from employees and former employees                                                    1,961                2,310
Other assets                                                                                            1,055                  811
                                                                                                    ---------            ---------
                                                                                                    $  53,490            $  78,884
                                                                                                    =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and equipment line of credit                                $     174            $     288
   Accounts payable                                                                                     2,354                5,137
   Accrued liabilities                                                                                  5,983                9,346
   Income taxes payable                                                                                   413                  359
   Deferred revenue                                                                                     2,944                3,147
                                                                                                    ---------            ---------
         Total current liabilities                                                                     11,868               18,277
                                                                                                    ---------            ---------

Capital lease obligations and equipment line of credit                                                   --                     86
Deferred revenue and other accruals, less current portion                                               1,160                1,368
                                                                                                    ---------            ---------
         Total long-term liabilities                                                                    1,160                1,454
                                                                                                    ---------            ---------

Commitments and contingencies (Notes 6, 10 & 12)

Shareholders' equity:
  Preferred Stock, $0.01 par value; 5,000,000 shares authorized;
    none issued and outstanding
   Common stock; $0.01 par value: 55,000,000 shares authorized;
    32,861,000 and 32,681,000 shares issued and outstanding                                               328                  327
   Additional paid-in capital                                                                         158,201              158,805
   Deferred compensation related to stock options                                                        --                 (1,231)
   Accumulated other comprehensive income (loss)                                                          (26)                 (16)
   Accumulated deficit                                                                               (118,041)             (98,732)
                                                                                                    ---------            ---------
            Total shareholders' equity                                                                 40,462               59,153
                                                                                                    ---------            ---------
                                                                                                    $  53,490            $  78,884
                                                                                                    =========            =========


                               See accompanying notes to condensed consolidated financial statements.

                                                                  2

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                                               Three months ended             Nine months ended
                                                                           ------------------------        ------------------------
                                                                         September 30,    October 1,     September 30,    October 1,
                                                                             2001            2000            2001            2000
                                                                           --------        --------        --------        --------
Revenue                                                                    $ 10,345        $ 17,192        $ 36,528        $ 52,575
Cost of revenue                                                               4,905           6,173          15,203          18,852
                                                                           --------        --------        --------        --------
Gross profit                                                                  5,440          11,019          21,325          33,723
                                                                           --------        --------        --------        --------

Operating expenses:
   Research and development, net                                              3,716           5,659          14,851          15,571
   Selling and marketing                                                      3,133           8,254          13,895          25,479
   General and administrative                                                 2,838           3,426           8,581          10,654
   Amortization of acquired intangibles                                         768             817           2,447           2,257
    Loss from divestiture of Algorithmic Research, Ltd.                         294            --             2,797            --
    Purchased in-process technology                                            --             3,681            --             3,681
                                                                           --------        --------        --------        --------
            Total operating expenses                                         10,749          21,837          42,571          57,642
                                                                           --------        --------        --------        --------

Loss from operations                                                         (5,309)        (10,818)        (21,246)        (23,919)

Other income (expense):
         Interest income, net                                                   223             281             596           1,108
         Write-down of investment in unaffiliated company                      (253)           --              (253)           --
         Royalty and other income (expense), net                                580            (171)            417            (237)
                                                                           --------        --------        --------        --------
                                                                                550             110             760             871
                                                                           --------        --------        --------        --------

Loss before income taxes                                                     (4,759)        (10,708)        (20,486)        (23,048)
Income tax benefit                                                             --              --            (1,177)              8
                                                                           --------        --------        --------        --------
Net loss                                                                   $ (4,759)       $(10,708)       $(19,309)       $(23,056)
                                                                           ========        ========        ========        ========

Loss per share - basic & diluted:                                          $  (0.15)       $  (0.35)       $  (0.60)       $  (0.76)
                                                                           ========        ========        ========        ========

Shares used in per share calculation - basic & diluted                       32,623          31,007          32,437          30,519
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

                                                                  3

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                                                             Nine months ended
                                                                                                       ----------------------------
                                                                                                    September 30,         October 1,
                                                                                                         2001                2000
                                                                                                       --------            --------
Cash flows from operating activities:
   Net loss                                                                                            $(19,309)           $(23,056)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Write-down of investment in unaffiliated company                                                   253                --
         Loss on divestiture of ARL                                                                       2,797                --
         Loss on disposition of fixed assets                                                                 31                --
         Depreciation                                                                                     2,597               2,532
         Amortization                                                                                     2,447               2,258
         Write-off of acquired in-process research & development                                           --                 3,681
         Deferred income taxes                                                                              800                  (4)
         Amortization of imputed interest on note receivable                                               (211)               (182)
         Deferred compensation related to stock options                                                     528                 536
         Changes in operating assets and liabilities (net of effects of acquisition and divestitures):
            Accounts receivable                                                                           6,415                (995)
            Inventories                                                                                   4,722              (5,421)
            Income tax receivable                                                                          (109)               --
            Other assets                                                                                    309                 331
            Accounts payable                                                                             (2,427)             (1,060)
            Accrued liabilities                                                                          (2,192)               (404)
            Income taxes payable                                                                             (7)                 (6)
            Deferred revenue                                                                                509               1,322
                                                                                                       --------            --------
         Net cash used in operating activities                                                           (2,847)            (20,468)

Cash flows from investing activities:
   Acquisition of property and equipment                                                                   (605)             (2,622)
   Collections of employee notes receivable                                                                 560                --
   Cash transferred with divestiture of SDI                                                                 (28)               --
   Cash transferred with divestiture of ARL                                                              (1,900)               --
   Acquisition of Celotek Corporation                                                                      --                (1,061)
                                                                                                       --------            --------
               Net cash used in investing activities                                                     (1,973)             (3,683)
                                                                                                       --------            --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                               82               6,209
   Other                                                                                                   (109)                (13)
                                                                                                       --------            --------
               Net cash provided by (used in) financing activities                                          (27)              6,196
                                                                                                       --------            --------
Effect of exchange rate changes on cash and cash equivalents                                                (10)                 72
                                                                                                       --------            --------
Net increase (decrease) in cash and cash equivalents                                                     (4,857)            (17,883)

Cash and cash equivalents at beginning of period                                                         15,250              33,170
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $ 10,393            $ 15,287
                                                                                                       ========            ========

Supplemental disclosures
   Acquisition of Celotek in exchange for Common Stock                                                 $   --              $ 25,759
   Cash refunds of income tax                                                                             3,342                --

                               See accompanying notes to condensed consolidated financial statements.

                                                                  4

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.       Basis of Presentation

     The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

     The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the British Pound. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the changes in fair value of these forward contracts has been included in interest and other income in the quarter ended September 30, 2001. The fair value of these instruments as of September 30, 2001 was not significant.

3.       Inventories

                                             September 30,       December 31,
                                                 2001                2000
                                             --------------------------------
                                                       (in thousands)

   Raw materials                                $  2,677             $ 5,708
   Work in process and subassemblies               1,974               2,768
   Finished goods                                    969               2,265
                                                --------           ---------
                                                $  5,620           $  10,741
                                                ========           =========


4.       Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding, excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. As of September 30, 2001 and October 1, 2000, the Company had 8,452,000 and 6,943,000 stock options outstanding with a weighted average exercise price of $4.05 and $4.95, respectively. These options expire on various dates through 2008. All potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive on the net loss for the periods presented.

5.       Comprehensive Loss

     The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                   Three Months Ended        Nine Months Ended
                                   --------------------    --------------------
                                  Sept. 30,     Oct. 1,   Sept. 30,     Oct. 1,
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------
                                      (in thousands)         (in thousands)
Net loss                           $ (4,759)   $(10,708)   $(19,309)   $(23,056)
Other comprehensive
  income (loss)                         (67)         41         (10)         72
                                   --------    --------    --------    --------
Total comprehensive loss           $ (4,826)   $(10,667)   $(19,319)   $(22,984)
                                   ========    ========    ========    ========


6.       Contingencies

     Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7.       Divestitures

     On April 9, 2001, the Company sold its entire interest in its U.S.-based professional services subsidiary, Security Design International, in exchange for 209,425 shares of Series C preferred stock in a private company representing a minority interest in that company. No gain or loss was recorded on the transaction. The Company evaluated the carrying value of its investment in the preferred shares of that Private Company at September 30, 2001, and recorded a third quarter charge for impairment of the value of that investment in the amount of $0.3 million.

     On June 22, 2001, the Company announced that it would close or sell its Israeli subsidiary, Algorithmic Research, Ltd. ("ARL"). The Company recorded a $2.5 million charge during the second quarter of 2001, resulting from the write-down of assets associated with the wind-up of that subsidiary. On August 9, 2001, Cylink executed an Allotment and Conversion Agreement and various related documents (collectively the "ARL Divestiture"), under which Cylink transferred an 81% ownership in ARL to a trustee acting on behalf of ARL's existing employees, and converted its remaining minority interest and its intercompany debt of approximately $13.1 million to preferred stock having certain rights and privileges in the event of ARL's sale or liquidation. No value has been assigned to Cylink's ownership interest in the preferred stock. As part of the ARL Divestiture, Cylink paid $1.5 million, and forgave an additional $1.45 million in intercompany debt, for sale of ARL's virtual private networking technology, a royalty free, irrevocable license to ARL's remaining base of existing intellectual property solely for incorporating into Cylink Products, and a release and waiver from all of ARL's existing employees. Cylink also agreed to assign certain contracts to ARL concerning licenses of ARL's products, and to wind up ARL's subsidiaries operations in Germany and Singapore. Under the ARL Divestiture, ARL will retain ownership and responsibility for all of its other assets and liabilities. The Company incurred an additional $0.3 million loss in connection with the divestiture during the third quarter of 2001.

8.       Restructuring

     On July 20, 2001, Cylink announced further expense reduction actions, including a further reduction in its workforce by approximately 28% (excluding the wind-up previously disclosed of ARL). The severance related costs associated with the workforce reduction are approximately $0.5 million were recorded in the third quarter of 2001.

9.       CFE Repair

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

10.      Working Capital Loan

     On June 27, 2001, the Company entered into a loan and security agreement with a bank under which it can borrow up to $7.5 million by way of revolving advances. This loan is secured by all of Cylink's tangible assets. The revolving loan provides for loan advances up to 85% of Cylink's eligible accounts receivable, bears interest at the bank's prime rate of interest (6.25% as of September 30, 2001) plus 1.75% and is due April 30, 2002. The loan contains a tangible net worth covenant. There have been no borrowings under the loan.

     In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $0.3 million. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of September 30, 2001, the outstanding balance under the equipment line was $0.2 million.

11.      NASDAQ Listing Notice.

     On July 25, 2001, Cylink received a notice from NASDAQ that the Company's stock had failed to satisfy one of NASDAQ's listing requirements, that is, maintaining a minimum bid price of $1.00 per share for more than 30 consecutive trading days. The notice stated that the Company had 90 days to re-establish its compliance by maintaining a minimum bid price of at least $1.00 per share for at least 10 consecutive trading days. If the Company failed to do so, then the NASDAQ listing staff would issue a notice of delisting, at which time the Company would have an opportunity to appeal the staff's decision to the NASDAQ listing qualifications panel. On September 27, 2001, NASDAQ suspended its minimum bid price requirements until January 2002.

12.      Subsequent Events

     Supplier insolvency. During telephonic discussions in October 2001, the Company received reports that the sole OEM supplier of its ISDN encryptor product was experiencing financial difficulties, and may face insolvency proceedings. The commencement of insolvency proceedings would have a significant impact on the Company's ability to fulfill ISDN orders and a consequent negative impact on revenues for the fourth quarter of 2001 and the first half of 2002.

13.      Recently issued accounting pronouncements.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Cylink will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, Cylink will stop the amortization of goodwill with an expected net carrying value of $5,859,000 at the date of adoption and annual amortization of $1,034,000 that resulted from business combinations completed prior to the adoption of SFAS 141. Goodwill acquired subsequent to June 30, 2001 will not be amortized.

     The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there will be a related impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle under provisions of Accounting Principles Board Opinion No. 20.

     In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends the accounting and reporting provisions of APB Opinion No. 30. Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I Item 1 of this Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 Report on Form 10-K. This Report on Form 10-Q includes statements that reflect Cylink's beliefs concerning future events and financial performance. Statements that are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We generally identify forward-looking statements with such words as "expects," "anticipates," "intends," "believes" or similar words concerning future events.

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

     All forward-looking statements included in this document are based on information available to Cylink as of the date of this Report on Form 10-Q, and Cylink assumes no obligation to (and disclaims any obligation to) update or alter any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements or after the date hereof, whether as a result of changes, new information, future events, or otherwise.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                    Three months ended             Nine months ended
                                                                ---------------------------    --------------------------
                                                                September 30,    October 1,    September 30,   October 1,
                                                                    2001            2000           2001           2000
                                                                -------------    ----------    -------------   ----------
Revenue                                                              100.0%         100.0%         100.0%         100.0%
Cost of revenue                                                       47.4           35.9           41.6           35.9
                                                                   -------        -------        -------        -------
Gross profit                                                          52.6           64.1           58.4           64.1
                                                                   -------        -------        -------        -------

Operating expenses:
  Research and development, net                                       35.9           32.9           40.7           29.6
  Selling and marketing                                               30.3           48.0           38.0           48.5
  General and administrative                                          27.4           19.9           23.5           20.3
  Amortization of acquired intangibles                                 7.4            4.8            6.7            4.3
  Loss from divestiture of Algorithmic Research, Ltd.                  2.8             --            7.7             --
  Purchased in-process technology                                       --           21.4             --            7.0
                                                                   -------        -------        -------        -------

     Total operating expenses                                        103.8          127.0          116.6          109.7
                                                                   -------        -------        -------        -------

Loss from operations                                                 (51.2)         (62.9)         (58.2)         (45.6)

Other income, net                                                      5.3            0.6            2.1            1.7
                                                                   -------        -------        -------        -------

Loss before income taxes                                             (45.9)         (62.3)         (56.1)         (43.9)
Income tax benefit                                                      --             --           (3.2)            --
                                                                   -------        -------        -------        -------

Net loss                                                             (45.9)%        (62.3)%        (52.9)%        (43.9)
                                                                   =======        =======        =======        =======

     Revenue. Revenue decreased 40% from $17.2 million for the three months ended October 1, 2000 to $10.3 million for the three months ended September 30, 2001, and decreased 31% from $52.6 million for the nine months ended October 1, 2000 to $36.5 million for the nine months ended September 30, 2001. The decrease is primarily due to a market slowdown. International revenue was 32% and 33% of total revenue for the third quarter of 2001 and 2000, respectively.

     Gross Profit. Gross profit decreased from $11.0 million for the three months ended October 1, 2000 to $5.4 million for the three months ended September 30, 2001 and decreased from $33.7 million for the nine months ended October 1, 2000 to $21.3 million for the nine months ended September 30, 2001. The decrease in dollars was primarily a result of the decrease in revenue. As a percentage of sales, gross profit was approximately 64% and 53% for the quarters ended October 1, 2000 and September 30, 2001, respectively. The decrease in gross profit as a percentage of revenue was a result of higher provisions for inventory writedowns, manufacturing inefficiencies due to low production levels, lower margins on non-core revenue, offset by margin improvements from our ATM encryptor product resulting from our acquisition of Celotek Corporation and margin improvements in customer support.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Gross research and development expenses decreased 35% from $5.7 million for the three months ended October 1, 2000 to $3.7 million for the three months ended September 30, 2001 and decreased 5% from $15.6 million for the nine months ended October 1, 2000 to $14.9 million for the nine months ended September 30, 2001. Gross research and development expenses as a percentage of revenue were 33% for the third quarter of 2000 and 36% for the third quarter 2001. The dollar decrease resulted from reduced project spending and headcount as a result of cost savings initiatives, partially offset by the acquisition of the Celotek ATM development team. The increase in expense as a percentage of revenue for the third quarter of 2001 is due to a greater decline in revenues than the reduction in product development expenditures.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for advertising, public relations, seminars and trade shows. Selling and marketing expenses decreased 63% from $8.3 million for the three months ended October 1, 2000 to $3.1 million for the three months ended September 30, 2001, and decreased 45% from $25.5 million for the nine months ended October 1, 2000 to $13.9 million for the nine months ended September 30, 2001. Selling and marketing expenses as a percentage of revenue were 48% and 30% for the third quarter of 2000 and 2001, respectively. Sales expenses decreased for the third quarter of 2001 compared to the third quarter of 2000 primarily due to lower commission spending driven by decreased revenues, lower headcount spending driven by the reduction in workforce actions taken during the fourth quarter of 2000, and lower marketing and bonus spending due to the implementation of cost savings initiatives. Selling and marketing expenses, expressed as a percentage of revenue, decreased as a result of the above spending reductions which were greater than the percentage revenue declines for the same period.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 18% from $3.4 million for the three months ended October 1, 2000 to $2.8 million for the three months ended September 30, 2001, and decreased 20% from $10.7 million for the first nine months of 2000 to $8.6 million for the first nine months of 2001. General and administrative expenses as a percentage of revenue were 20% and 27% for the third quarter of 2000 and 2001, respectively. The dollar decrease in the third quarter of 2001 versus the third quarter of 2000 was primarily due to lower headcount spending driven by the reduction in workforce actions taken during the fourth quarter of 2000 as well as the third quarter of 2001, and lower bonus spending due to the implementation of cost savings initiatives. The increase in expense as a percentage of revenue for the third quarter of 2001 is due to greater decline in revenues than the reduction in general and administrative expenditures.

     Loss from divestiture of Algorithmic Research, Ltd. In the quarter ended September 30, 2001, the Company recorded an additional charge of $0.3 million to cover additional losses associated with the divestiture of that subsidiary. (See
Note 7 to condensed consolidated interim financial statements.) The Company had previously recorded a charge in the second quarter of 2001 of $2.5 million to cover the impairment in the value of assets associated with the wind-up of that subsidiary.

     Amortization of Acquired Intangibles. Amortization relating to goodwill and other intangibles remained constant at $0.8 million for the first three months
ended  October  1,  2000  and  the  three  months  ended   September  30,  2001,
respectively, and increased 4% from $2.3 million for the nine months ended October 1, 2000 to $2.4 million for the nine months ended September 30, 2001. The dollar increase in the first nine months of 2001 versus the first nine months of 2000 was primarily due to the acquisition of Celotek Corporation in the third quarter of 2000, offset in part by reduced amortization of intangibles related to the acquisition of Algorithmic Research, Ltd ("ARL").

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, royalty income, and impairment losses from investments in non-operating companies. Other income, net increased from $0.1 million for the quarter ended October 1, 2000 to $0.6 million for the quarter ended September 30, 2001, principally due to interest income on the recognition of deferred income from the payment of an employee note receivable, and foreign currency gains, offset by the recognition of an impairment loss of $0.3 million on the Company's investment in an unaffiliated company.

     Provision for Income Taxes. No significant provision for or benefit from income taxes was recognized in the either the quarter ended October 1, 2000 or the quarter ended September 30, 2001, as the Company incurred a net operating loss for income tax purposes and the tax benefit therefrom was offset by an increase in the valuation allowance on the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had working capital of $12.9 million (including cash and cash equivalents of $10.4 million) and minimal long-term obligations. For the nine months ended September 30, 2001, the Company recorded a net loss of $19.3 million. Net cash used in operating activities for the first nine months of 2001 was $2.8 million consisting primarily of the loss from operations partially offset by a decrease in working capital requirements, which included a decrease in accounts receivable of $6.4 million, a decrease in inventories of $4.7 million, an increase in deferred revenue of $0.5 million, partially offset by a decrease in accounts payable and accrued liabilities of $4.6 million, tax refunds of $3.3 million, and an increase in other assets of $0.3 million. The decrease in accounts receivable was due to lower shipments during the quarter supported by improved collection activities. The decrease in inventories and the decrease in accounts payable were the result of stricter purchasing controls. The decrease in accrued liabilities was due principally to decreased commission, bonus, and legal liabilities, along with decreased employment liabilities resulting from reduced headcount. Net cash used in operating activities for the first nine months of 2000 was $20.5 million consisting primarily of the loss from operations, an increase in accounts receivable of $1.0 million, an increase in inventories of $5.4 million, a decrease in accounts payable and accrued liabilities of $1.5 million, offset in part by an increase in deferred revenue of $1.3 million.

     Cash used in investing activities for the nine months ended September 30, 2001 and October 1, 2000 was $2.0 million and $3.7 million, respectively. Cash used in investing activities for the first nine months of 2001 provided for the acquisition of $0.6 million of property, plant and equipment, $1.9 million transferred in connection with the divestiture of our Algorithmic Research, Ltd. subsidiary, and was offset by $0.6 million collection of an employee note receivable. Cash used in investing activities for the first nine months of 2000 provided for the acquisition of $2.6 million of property, plant and equipment and $1.1 million for the acquisition of Celotek Corporation.

     Cash used in financing activities for the nine months ended September 30, 2001 was not material. Cash provided by financing activities for the nine months ended October 1, 2000 was $6.2 million, resulting from proceeds from the sale of 1,006,000 shares of stock, pursuant to the exercise of stock options.

     The Company is currently engaged in litigation. See Part II, Item 1 "Legal Proceedings." Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Assuming the Company's financial restructuring plan provides the intended beneficial cost reduction, the Company believes that existing cash balances and prospective borrowing will be sufficient to fund operations through the next twelve months. Cylink has a $7.5 million revolving line of credit with its bank that will assist the Company, if necessary, in meeting its working capital requirements. This line of credit is subject to the Company's satisfaction of a tangible net worth covenant during the term of the loan. There have been no advances under the Company's current or pre-existing line since inception. In the event the Company's financial plan is unsuccessful, or it is otherwise unable to satisfy the conditions for use of this revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and expect this to continue for the foreseeable future.

     We have incurred significant net losses in the third quarter of 2001 and in prior years. The Company had an accumulated deficit of $118 million as of September 30, 2001. We expect to continue to incur net losses at least through 2001. We might not increase or maintain our revenue or be profitable on a quarterly or an annual basis for the foreseeable future. Our continuing losses may adversely impact our ability to raise additional capital when required. Our restructuring plans may not succeed, or may not be sufficient to allow us to achieve break-even.

     The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $10.4 million as of September 30, 2001 and prospective borrowing via the Company's working capital loan, will satisfy the Company's current anticipated working capital and capital expenditure requirements through at least the next twelve months. The Company's working capital loan matures in April 2002 and provides for up to $7.5 million of borrowings, depending on the amount of eligible domestic accounts receivable, as defined in the agreement. The Company has renegotiated its credit facility in order to obtain more favorable covenants. There is no guarantee, however, that the Company can continue to meet those covenants, and there is no guarantee that the loan will be renewed in April 2002. If the Company fails to do either, the line of credit will not be available to fund our operations if it is needed.

     During the fourth quarter of 2000 and the first, second and third quarters of 2001, the Company began to realize the benefits of the actions taken to reduce operating costs in its core business, and believes such cost reductions are sustainable for the rest of 2001. However, there can be no assurance that the Company will be able to continue reducing costs at a pace that reflects reductions in revenues, and no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company, its business, and the price of our Common Stock will be adversely affected.

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

     o the timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product introductions or enhancements, or resulting from uncertainty relating to intellectual property infringement claims;

     o    changes in our pricing policies or those of our competitors;

     o changes in operating costs and expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials;

     o    changes in the revenue mix from products or services sold;

     o changes in the percentage of products sold through our direct sales force;

     o    loss of an important customer;

     o    failure  to  grow  our  customer  base  in   accordance   with  market
          expectations;

     o    customer discounts and credits;

     o our limited ability to reduce expenses to offset any unexpected shortfall in revenue growth or decrease in revenue;

     o    delays  in   manufacturing   due  to   shortages  in   components   or
          unanticipated revisions in product design;

     o disruption in the supply of OEM products caused by financial hardship of suppliers;

     o expenses incurred in seeking to enforce or defend claims with respect to intellectual property rights;

     o changes in the economy that affect the purchasing decisions of our customers; and

     o    disruption in our operations caused by reductions in our workforce.

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

     Sales of our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders. Consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. Furthermore, increases in backlog from quarter to quarter may be due to placement of orders calling for delivery dates extended over a much longer period of time into future periods. Consequently, our order backlog becomes more vulnerable to customer cancellations. As a result of these fluctuations in our sales cycle and order backlog, product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In particular, market forces beyond our control, including recession, labor strikes among our customers, and limits or changes in government spending may have a material affect on customer demand for our products. If revenue falls significantly below anticipated levels, as it has in the current quarter and at times in the past, our financial condition and results of operations would be materially and adversely affected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, or the market sector in which we operate, the price of our Common Stock would likely be adversely affected. These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our Common Stock may drop.

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

     Our future results of operations will be highly dependent on the successful marketing and manufacture of the NetHawk product, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM, and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of our NetHawk product, which began shipping in mid-year 2000. This product may require additional development work, enhancement, and testing or further refinement before it achieves widespread commercial success. If this or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have relied on a third party original equipment manufacturer to supply our ISDN Encryptor product, and we have had limited control over the supply of this product. Our former supplier of ISDN products declared bankruptcy, our current supplier has also advised us of its probable insolvency, and we may not be able to engage an equivalent substitute. Our NetAuthority product is presently installed with the United States Postal Service under a license agreement signed in 2000. A decision by the Postal Service to attempt to withdraw from or renegotiate this license could have a material adverse impact on our business.

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

     o the quality and experience of our sales, marketing and service organizations;

     o    product price;

     o    name recognition; and

     o    perception of our stability and long-term viability.


Many of these competitive factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to, or as an alternative to, the Company's products, include Axent Technologies, Inc., Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., and Thales e-Security, Inc. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc., Nokia Corp, and SonicWall, Inc. A number of significant vendors, including Microsoft Corporation, and Cisco Systems, Inc. have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

     Certicom Corporation and RSA Security, Inc. license various methods of implementing public key cryptography, including some that are different from (and incompatible with) the method of implementing public key cryptography currently used in some of our products. Although we have a license to use all of the public key methods promoted by Certicom and RSA, (and some of the methods promoted by RSA have entered the public domain), to the extent significant segments of the network security market adopt technical standards different from those currently used by us, to the exclusion of our methods, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our financial condition and results of operations.

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

     On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of its the backup battery on its Cylink Frame Encryptor (CFE) product. Cylink has announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink accrued approximately $1.0 million in warranty costs during the second quarter associated with this program. While this reserve was based on reasonable estimates based on information available to us at the time, actual costs could exceed these reserves.

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

     Our future success will depend in large part on the abilities of our executive officers, key management and technical personnel and our ability to retain qualified and competent individuals following our recent reductions in the employee workforce. There is no guarantee that our present executive management and technical staff will remain with the Company, particularly if our performance is not up to expectations. The loss of the services of one or more of our executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results


We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and are in high demand.

     We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and are in high demand. We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information systems and to hire, train, motivate and manage our employees. In the recent past, competition has been intense for qualified technical, marketing and management personnel. In particular, the current availability of qualified engineers in our field is quite limited, and we compete with other companies, academic institutions, government entities and other organizations for skilled and experienced engineers. Furthermore, the recent reductions in our workforce, and reduction in our stock price, may create greater uncertainty amongst our existing employees, who may decide not to continue employment with the Company. There can be no assurance that we will be able effectively to achieve or manage any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

Any inability to protect our intellectual property could reduce our competitive advantage, divert management attention, require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain aspects of our network security product designs, and have additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology, misappropriate our trade secrets, or design around the patents owned by us. Resorting to the courts to protect our intellectual property would require significant financial and management resources. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition and results of operations.

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

     The market for our network security products is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Our future success will depend in part upon end users' demand for network security products in general, and upon our ability to enhance our existing products and to develop and introduce new products and technologies that meet customer requirements. We face continuing challenges to educate customers as to the value of our security products. We believe that many potential customers do not appreciate the need for our security products unless and until they have faced a major security breach. Many potential customers prefer not to disclose significant security breaches of their networks or are reluctant to invest in the development of a professional security architecture to protect their networks. This market resistance is compounded by our limited resources to invest in marketing campaigns for our products and services.

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

     Due to U.S. government regulations restricting the export of cryptographic devices and software, including our network security products to non-civilian agencies of foreign governments, we are often at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions. Although the Department of Commerce continues to relax the export control laws as they apply to sales of our products to our commercial customers, we still face export controls on sales to certain foreign governments and transfers of our technology to foreign partners.

We may incur additional claims arising from the ARL Divestiture.

     Under the ARL Divestiture, ARL assumes liability for all of the tax consequences to ARL of the divestiture, the forgiveness of debt, and for the sale and licenses of ARL's intellectual property. ARL also retains liability for its contractual obligations, including those arising under certain contracts assigned to ARL. Although Cylink is indemnified by ARL under the ARL Divestiture from such obligations, third parties may seek to hold Cylink liable, instead of or in addition to ARL, for ARL's legal obligations that arose or were incurred prior to Cylink's divestiture of its controlling interest in ARL.

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

     During telephonic discussions in October 2001, the Company received reports that the sole OEM supplier of its ISDN encryptor product was experiencing financial difficulties, and may face insolvency proceedings. The commencement of insolvency proceedings would have a significant impact on the Company's ability to fulfill ISDN orders and a consequent negative impact on revenues for the fourth quarter of 2001 and the first half of 2002.


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

     On September 27, 2001, NASDAQ suspended its minimum bid price requirements until January 2002.

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

     If the market price for Cylink Common Stock falls below $1.00 per share and Cylink is no longer listed on the Nasdaq National Market, Cylink Common Stock may be deemed to be penny stock. If Cylink Common Stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell Cylink securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of Cylink Common Stock.

Terrorist attacks may negatively impact all aspects of our operations, revenues, costs and stock price.

     Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. More generally, any of these events have affected, and will continue to affect, the general economy and customers' demand for capital equipment. Any of these occurrences could have a significant impact on our operating results, revenues and costs, may result in the volatility of the market price for our Common Stock and, have an adverse impact on the future price of our Common Stock.

We face risks associated with our recently completed acquisition of Celotek Corporation.

     On August 30, 2000 we closed our acquisition of Celotek Corporation, or Celotek, a privately held developer of high-performance Asynchronous Transfer Mode network security appliances, in exchange for 1,590,137 shares of our Common Stock with a fair market value of $22,386,000 and cash of approximately
$515,000. In addition, we converted outstanding options to purchase Celotek Common Stock into options to purchase 307,500 shares of our Common Stock with an aggregate fair market value of $2,329,000. Celotek employees who became our employees were issued an additional 40,913 shares of our Common Stock, as an incentive to remain in Cylink's employment. The shares issued in this acquisition have increased the number of shares of our Common Stock outstanding, and therefore will result in earnings per share dilution unless we are able to realize sufficient financial benefits from the transaction. While we believe we will achieve financial benefits that will offset the dilution, acquisitions inherently involve risks and uncertainties. These include potential costs and management distractions associated with integrating the operations of the two organizations, the potential loss of key employees of Celotek, the potential loss of key customers, and potential operational challenges that Celotek may have and which are sometimes unforeseeable. Any such circumstances could result in the acquisition of Celotek not rendering sufficient financial benefits to offset the cost of the acquisition.

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

     In a letter dated September 15, 1998, to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission, or SEC, stated the SEC Staff's concerns about certain appraisal practices generally employed in determining the fair value of IPR&D. As a result, it is possible that the SEC Staff may require that any enterprise that recorded an IPR&D charge revise its estimate of the value of such IPR&D. To the extent we are required by the SEC Staff to retroactively revise our estimate of the value of IPR&D, such revision could result in the capitalization of additional goodwill, the amortization of which would reduce future operating results.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As of September 30, 2001, we held a total of $10.4 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 % from levels as of September 30, 2001, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of September 30, 2001, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $174,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

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

     The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). The action is currently pending before the Court.

     Cylink believes it has meritorious defenses and adequate insurance for the damages claimed in these actions and intends to defend itself vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable and exceed Cylink's applicable insurance, Cylink's business, financial condition, cash flows and results of operations could be materially adversely affected.


Item 4.   Submission of Matters to a Vote of Security Holders

         None

Item 5.   Other Information.

Notice was received July 25, 2001 from the NASDAQ National Market indicating possible delisting for failure to meet NASDAQ's minimum bid requirements. On September 27, 2001, NASDAQ suspended its minimum bid price requirements until January 2002.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits Index:

         None

(b)  Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2001                    CYLINK CORPORATION

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