Form 10-K
period 2001-12-31
CYLINK CORP /CA/
filed 2002-04-01
CIK 1005230

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2001Commission File No. 0-27742


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

                                 YES _X__ NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 27, 2002, as reported by the Nasdaq National Market, was approximately $36,828,000.


     Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of March 27, 2002, there were 33,035,017 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement") to be held on May 15, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS .................................................     1
PART I .....................................................................     2
ITEM 1.   BUSINESS .........................................................     2
ITEM 2.   PROPERTIES .......................................................    16
ITEM 3.   LEGAL PROCEEDINGS ................................................    16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    17
PART II ....................................................................    18
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS ..............................................    18
ITEM 6.   SELECTED FINANCIAL DATA ..........................................    18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................    19
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK .............................................................    24
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................    25
   Independent Auditors' Report ............................................    26
   Consolidated Balance Sheets .............................................    27
   Consolidated Statements of Operations ...................................    28
   Consolidated Statements of Shareholders' Equity and Comprehensive Loss ..    29
   Consolidated Statements of Cash Flows ...................................    30
   Notes to Consolidated Financial Statements ..............................    31
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ..............................    47
PART III ...................................................................    48
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............    48
ITEM 11.  EXECUTIVE COMPENSATION ...........................................    48
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT ...................................................    48
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................    48
PART IV ....................................................................    48
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
          REPORTS ON FORM 8-K ..............................................    48
SIGNATURES .................................................................    50
SCHEDULE II ................................................................    51
INDEPENDENT AUDITORS' CONSENT ..............................................    52

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. These forward-looking statements, which include statements about the growth of the network security industry; future demand; product performance; Cylink's expectations, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:

   * belief that large enterprises will continue to use their private networks and shared data services rather than migrate all of their network operations to the Internet

   * statements regarding release of a major upgrade to the NetHawk, including numerous networking features in Q2 2002

   * belief that PrivaCy Manager's ease of management is a competitive advantage

   * expectations regarding license and revenue with the USPS

   * belief that, if necessary, Cylink will be able to locate another source for components and subsystems for products the Company manufactures at our own facilities

   * plans to cut costs in accordance with its lower revenue will be sufficient to fund operations for 2002

   * belief that the Company's principal sources of liquidity may satisfy the Company's current anticipated working capital and capital expenditure requirements through at least the next twelve months

   * belief that cost reductions are sustainable for the rest of 2002

   * belief that Cylink's current facilities are well maintained and are adequate for the foreseeable future

   * belief that the Company has meritorious defenses and adequate insurance for the damages claimed in shareholder litigation actions and the Company's intentions to defend itself vigorously

   * belief that existing cash balances and prospective borrowing may be sufficient to fund operations through 2002

   * belief that the Company will satisfy the financial covenant or renegotiate that covenant to which its line of credit is subject during the term of the loan


     The above forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors. Any of Cylink's actual results could differ materially from those included in such forward-looking statements. The above forward-looking statements are subject to the risks and uncertainties further discussed under "Item 1, Business -- Risk Factors" beginning on page 9.

     All forward-looking statements included in this document are based on information available to Cylink on the date hereof, and Cylink assumes no obligation to update any such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. The reader should also consult the cautionary statements and risk factors listed from time to time in Cylink's Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders for other trends, risks or uncertainties which could cause the Company's results to differ from those expressed in such forward looking statements.

                                     PART I


ITEM 1. BUSINESS

     We develop, manufacture, market and support a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. We believe our cryptographic products provide the most secure, flexible and easily managed solutions for expanding our customers' private and public commercial networks.

     Our solutions offer competitive advantages to our customers by lowering the cost of deploying and managing secure, reliable private networks, while enabling use of the Internet for trusted transactions with business partners and customers. We provide "drop-in" hardware encryption products that are easily deployed within customers existing high-speed data networks known as Local Area Networks ("LANs") and Wide Area Networks ("WANs"), including Virtual Private Networks ("VPNs") that use the Internet. Our products are designed as "appliances" that can be connected quickly and easily to customer networks without costly changes in their networks' configuration.

     Our products are centrally managed by our proprietary software management system, PrivaCy Manager, that allows the customer's network security manager to remotely configure and operate all of our products without risk of tampering by other network operations personnel. We also believe the separation of
responsibility   for  security   management   from  other   network   operations
differentiates our solutions from vendors of general purpose networking equipment by allowing our customers to carefully control access to their network security policies.

     We create trust in our customers' networks by securing the access, privacy and integrity of information when it is transmitted over their LANs, WANs, and the Internet. These trusted solutions enable our customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations, and expand businesses. Our customers include leading Fortune 500 corporations, multinational corporations, financial institutions and numerous agencies within the United States Government. We estimate that more than $7.0 trillion worth of financial transactions are transmitted each business day over networks secured by our encryption appliances and management software.


Industry Background

     The need for dependable data services such as T1, T3, frame relay and Asynchronous Transfer Mode ("ATM") for WANs, the explosive use of the Internet for business communications, and the continued growth in LANs create a demand for reliable, easily managed security solutions. All of these services, including switched private networks as well as the public Internet, are essential to modern network operations. Although some vendors of network security products focus exclusively on VPNs for the Internet, we believe network security solutions for large enterprises must address all of these network services.

     We believe that large enterprises will continue to use their private networks and shared data services rather than migrate all of their network operations to the Internet. Although VPN services over the Internet are ideal for intermittent communications with third parties, businesses continue to rely on more dependable, switched services for their mission-critical infrastructure such as finance, engineering and manufacturing operations. Businesses do not want to expose their more critical communications to additional risks of interrupted communications, lost connections and denial of service attacks inherent to the Internet. Money center financial institutions, Fortune 500 companies that transmit highly valued intellectual property, and Government departments and their agencies, cannot and will not rely exclusively on the Internet for all of their networking architecture.

     Competing vendors of data security products typically emphasize one form of communications service or a specific defense to a common threat. For example, firewall vendors use filtering technology to control external access from the Internet. Intrusion detection, or intrusion prevention as some products are known, are intended to alert network operators of attempts to penetrate customers' networks. Similarly, anti-virus products address the prevalence of virus attacks that proliferate through the Internet, and migrate into private networks through their users' computers. Each of these products provides a valuable, but incomplete, answer to meeting the varied threats to network communications.

     Today, large networks contain hundreds, if not thousands of points of vulnerability, which can make passwords, routing tables, network architecture and other attack information available. Corporate communications may pass through dozens of countries, over satellites, numerous operating systems in computers and routers, and through a variety of organizations or communications providers and their premises. Consequently, multiple parties have access, or can acquire access, to proprietary data within these networks.

     Because of this exposure to unauthorized access and data tampering, all communications paths must be considered either "trusted or un-trusted." We believe that encryption, by protecting the privacy of the information, ensuring the integrity of the data and authenticating the source and destination of the communication, is the most reliable technology for ensuring a trusted network. We further believe encryption should be the first line of defense in the network's security strategy, with firewalls, intrusion detection and anti-virus solutions providing additional defense "in-depth" for communications received from remaining, un-trusted sources.

     Another advantage to using our encryption appliances and management software is our unrivaled experience with implementing public key technology to support unlimited deployment of our products with the growth of our customers' networks. Prior to the invention of public key cryptography at Stanford University in 1976, the expense of managing and distributing unique cryptographic "keys" limited the use of cryptographic solutions to governments and very large financial institutions that could afford the cumbersome manual methods for handling keying material. Public key cryptography offered the first economical method for electronically automating cryptographic key management, drastically reducing the cost of owning and operating cryptographic devices. In addition, public key cryptography enables the use of "digital certificates" to establish correspondents' identities, the authenticity of their communications and their privileges within a network. Public key technology is now the industry standard for managing and authenticating encryption devices, and we were one of the first companies to recognize its value and create products to implement it.

Company History

     Founded in 1983, we were the first company to focus exclusively on public key-based security solutions for high value networks. By 1985 we introduced our first line of high-speed link encryptors to secure private leased lines. During the next ten years we marketed a variety of public key encryption devices, including fax encryptors and secure phones. In the mid `90s we began introducing our first security appliances for frame relay services and the Internet. In the summer of 2000 we released NetHawk, our first VPN appliance for the Internet. Later that summer, we acquired Celotek Corporation, the premier supplier for the ATM encryption market.

     In February and March of 1996, we completed our initial public offering and our Common Stock began trading on the NASDAQ National Market under the symbol CYLK.

     We operate in one industry reportable segment -- network security products. Our principal operations outside of the United States consist of sales and service offices located in the United Kingdom and several other countries in Europe and the Far East. See Note 15 of the Notes to Consolidated Financial Statements for geographic area information.

Our Products and Services

     We provide a comprehensive portfolio of integrated security solutions. Our public key-based solutions include the NetHawk, which creates a secure virtual private network, or VPN, for transmitting high-value information. Our link, frame relay and ATM security appliances can be deployed easily throughout the network to assure the integrity and privacy of information transmitted over private leased lines or shared network resources. These network security appliances are designed to secure existing networks without reducing performance or requiring modifications to customers' existing network hardware or software. This ease of "drop in" integration is accomplished with a broad range of hardware and software implementations of network interfaces, which enable our security appliances to connect to most networks in use throughout the world. We also offer a unified management platform for all of our security appliances to authenticate these devices, configure their use and centrally manage their operation. Our solutions include our public key infrastructure, or PKI, for managing the digital identities and privileges of all correspondents on the customer's network.

     The following table sets forth our principal products and services:




Products and Services                                Description
----------------------------   -------------------------------------------------------
Internet Security--VPNs
   NetHawk                     High-Performance, Highly Scalable IPSec VPN Solution
WAN Security
   Cylink Link Encryptor       High-Speed Appliance For Point-To-Point Communications
   Cylink Frame Relay          High-Speed Appliance for Frame Relay Networks
   Cylink ATM Encryptors       High-Speed Appliance for ATM Networks
Security Network Management
   PrivaCy Manager             Software For Managing Cylink Security Devices
Public Key Infrastructure
   NetAuthority                Highly Scalable Software For Trusted Authentication

Internet Security -- VPNs

     NetHawk. The NetHawk VPN is our latest security solution for communications over the Internet. NetHawk is a dedicated, standalone IPSec device that enables encryption of thousands of simultaneous connections at full line speeds from 10 to 100 Mbps, using strong, Triple-DES encryption. As with all of our products, NetHawk uses public key cryptography for fully automated key management. NetHawk began shipping to customers in June 2000. A major upgrade to the NetHawk, including numerous networking features is scheduled for release in the second quarter of 2002.


WAN Security

     Cylink Link Encryptors. The Cylink Link Encryptor ("CLE") and its predecessor, the CIDEC family of products, are network appliances that form a complete line of link encryptors for securing sensitive data transmitted over high-speed, point-to-point or dial-up communication links. Our CLE's secure data communications at speeds up to 52 Mbps over private and public networks and support most widely used data link protocols. At the end of 2000, Cylink introduced the CLE-HSSI, a link encryptor with high-speed serial integration, which we believe to be the fastest link encryptor on the market. We introduced the CLE-T3 in the fourth quarter of 2001 that provides speeds up to 45 Mbps.

     Cylink Frame Encryptor. The Cylink Frame Encryptor ("CFE") is a network appliance that provides high-speed, high-level security for frame relay networks. We offer three models that encrypt data at speeds of up to 45 Mbps and are scalable across a wide range of networks and applications. It positively identifies other Frame Encryptor units and will not accept frames from unauthorized sources. Once a connection is made, data is encrypted as it flows between nodes and different encryption keys are used for each virtual circuit. In the fourth quarter of 2001, we introduced the CFE-HSSI, the fastest frame relay encryption device in the industry with speeds up to 52 Mbps.

     Cylink ATM Encryptor. The ATM Encryptor is a family of security gateways for ATM networks and can be deployed in T1, E1, T3, E3, OC3c and OC12c networks. The Cylink ATM Encryptor creates a virtual trusted network that provides data privacy and access control for connections between trusted ATM local area networks across public ATM wide area networks. Cylink's ATM Technology Center, located in Raleigh, North Carolina, is devoted exclusively to the design and production of ATM encryptor equipment.

Security Network Management

     PrivaCy Manager. PrivaCy Manager provides a Java-based, security management platform for all of our Internet Security and WAN Security appliances. PrivaCy Manager's graphical representation of the network's topology and its point-and-click interface simplifies the tasks of configuring, modifying and managing network security. Furthermore, PrivaCy Manager can implement a broad range of security policies for determining access to network security devices, while preventing unauthorized devices from masquerading as legitimate devices within a user's network. We believe that PrivaCy Manager's ease of management is one of our competitive advantages in helping our customers to lower their total cost of network security.

Public Key Infrastructure

     NetAuthority. NetAuthority is a highly scalable, standards-based public key infrastructure, or PKI, system that enables a wide variety of applications including secure email, secure web browsing, VPN, and e-commerce. NetAuthority consists of a Certificate Authority, Registration Server, Registration Authority and a PKI Toolkit, that together provide all the components necessary to make applications and devices PKI enabled.

Sales, Marketing and Customer Support

     We market our products primarily through our direct sales force, value added resellers and international distributors. Our direct sales force operates from our headquarters in Santa Clara, California and other regional sales offices located in the United States, Europe, and the Far East. Our sales force, engineers and technical personnel work closely with customers to determine system security and network configurations that meet the customers' needs.

     International sales are made primarily through our headquarters in Santa Clara, California, three foreign sales offices, and numerous distributors. We seldom have long-term contractual relationships with our distributors and, therefore, generally have no assurance of a continuing relationship within a given market.

     To date, the majority of our customers for our network security products have been Fortune 1000 companies, financial institutions, government agencies and telecommunication carriers who rely on our WAN Security Products to encrypt and secure their WANs operating over private leased lines and packet switched networks.

     We believe that customer support is essential to developing and maintaining good relationships with our customers. Our support personnel are responsible for providing installation, technical training, technical support, on-site support and repair services. We offer end-users a number of different levels of support, maintenance and service options, including extended warranties, emergency replacement services, product upgrades and on-site support. We offer service and support from our headquarters and from service and support centers in New Jersey, the United Kingdom, Brussels, and Singapore. Telephone support is also available twenty-four hours per day, seven days per week, through a toll-free hotline.

     Our products developed or manufactured in the United States are subject to the export control laws of the United States and regulations promulgated by the U.S. Department of Commerce. Certain limitations applied by the Commerce Department affect the functionality of the products, which may be exported to foreign governments. In addition, these United States export laws prohibit the export of encryption products to certain hostile countries.

Backlog

     Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within thirty to sixty days of receipt of a customer's firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products. Our backlog for continuing operations as of December 31, 2000 and 2001 was approximately $2.3 million for both periods.

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

     Our product designs are proprietary but generally incorporate industry-standard algorithms and hardware components. However, certain semiconductor devices, electronic components and subassemblies are currently purchased from sole source suppliers. Specifically, each of our custom designed integrated circuits, including our encryption circuits, are manufactured by one supplier at a time. Our sole source suppliers include American Microsystems, Inc., Atmel Corp., National Semiconductor and Chip Express. Certain other components are currently available or acquired from only a limited number of suppliers. Our ability to timely deliver our products is highly dependent upon the availability of quality components and subsystems from these suppliers. We also depend in part upon subcontractors to manufacture, assemble and deliver in a timely and satisfactory manner. A failure to find an adequate source of supply for components selected by our design engineers for new products or a significant interruption in the delivery of sole source items from existing suppliers could have a material adverse effect on our results of operations. Although we believe, if necessary, that we will be able to locate another source for components and subsystems for products we manufacture at our own facilities, the delay in receiving supplies and in production of our finished goods could be significant.

     In the third quarter of 2001, we entered into a development and supply agreement with Biodata Information Technology AG ("Biodata") to replace our previous OEM supplier of ISDN encryption products, DICA Technologies, Inc., following DICA's declaration of insolvency in the first half of 2001. In February of 2002, Biodata also declared insolvency, and we notified Biodata of our decision to terminate the agreement. Due to the failure of both of our suppliers, we decided to discontinue all further sales of and support for an ISDN product line.

Intellectual Property and Other Proprietary Rights

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain aspects of our network security product designs, and have additional U.S. patent applications pending. From time to time we evaluate the applicability of our patents to other products of third parties. We also seek to protect our proprietary rights through a combination of employee and third party nondisclosure agreements.

Research and Development

     The market for our products is characterized by rapidly changing technologies, extensive research and new product introductions. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop, manufacture and market new products. As a result, we expect to continue to make a significant investment in engineering and research and development. In 1999, 2000 and 2001 we incurred $17.7 million, $22.2 million, and $17.3 million, respectively, for research and development.

Competition

     We compete in the market for network security solutions based on our portfolio of products and services, their ease of deployment within customers' existing networks, the reliability of encryption hardware to protect data communications and our software management platform for our network security appliances. We believe that our offering of network appliances and software solutions is the optimum selection for customers who are seeking to expand their e-businesses with various network services. We also believe that our cryptography-based products offer a more flexible and, easily managed solution for our customers' networks than other vendors' security solutions.

     Our competitors in the network security market, including companies that offer products similar to or perceived as an alternative to our products, include Checkpoint Software Technologies, Ltd., Network Associates, Inc., RSA Security, Inc., SafeNet, Inc., Secure Computing Corporation, Symantec Corporation, and Thales, Inc. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc., Sonic Wall, Inc., and Nokia Corp. A number of significant vendors, including Microsoft, America On Line and Cisco Systems, have embedded security solutions in their software.

The Divestiture of Algorithmic Research, Ltd. ("ARL")

     On June 22, 2001, the Company announced that it would close or sell its wholly owned Israeli subsidiary, ARL. On August 9, 2001, Cylink executed an Allotment and Conversion Agreement and various related documents (collectively the "ARL Divestiture"), under which Cylink transferred majority ownership in ARL to ARL's existing employees, and converted its remaining minority interest and its intercompany debt to preferred stock having certain rights and privileges in the event of ARL's sale or liquidation. As part of the ARL Divestiture, Cylink retained ownership of ARL's virtual private networking technology, a royalty free, irrevocable license to ARL's remaining base of existing intellectual property solely for incorporating into Cylink Products, and a release and waiver from all of ARL's existing employees. Cylink also agreed to assign certain contracts to ARL concerning licenses of ARL's products, and to wind up ARL's subsidiaries' operations in Germany and Singapore. Under the ARL Divestiture, ARL will retain ownership and responsibility for all of its other assets and liabilities.

Employees

     As of December 31, 2001, we had 213 employees, of whom 65 were primarily engaged in research and development, 83 in sales, marketing and related customer support services, 29 in administration and 36 in manufacturing. Of these employees, approximately 21 were located in Europe and 5 in Asia. None of our employees is represented by a collective bargaining agreement with respect to his or her employment by us, nor have we experienced any organized work stoppage. We consider our relations with our existing employees to be good.

Factors Affecting Stock Price

     The market price of our stock may fluctuate substantially over short time periods due to a number of factors, including factors that could affect our future financial performance. Our stock price may also be affected by factors that influence the overall market for stocks, or stocks of high technology companies in particular.

Environmental Matters

     Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.


                                  RISK FACTORS

     Set forth below and elsewhere in this Annual Report, including in Item 7, Management's Discussion and Analysis, and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

We have a history of losses, and may not be able to meet our needs for working capital.

     We have incurred significant net losses in 2001 and in prior years. We had an accumulated deficit of $118.8 million as of December 31, 2001. Although we plan to operate at cash flow break even for 2002 on an annual basis, we may experience shortfalls in revenue and continue to incur losses. Our prior losses may also adversely impact our ability to raise additional capital if required to sustain our operations.

     As of the date of filing of this Annual Report on Form 10K, the Company's revenue to date for 2002 is significantly below its plan upon which it had projected a positive operating cashflow for the year. The Company is in the process of revising its plan and will initiate actions to cut costs in accordance with its lowered revenue. However, there can be no assurance that the Company will be able to achieve its revised plan, or our principal sources of liquidity, which include cash and cash equivalents of $9.6 million as of December 31, 2001 and prospective borrowing via our working capital loan, will satisfy our current anticipated working capital and capital expenditure requirements through at least the next twelve months. The Company's working capital loan matures in June 2002. Although we renegotiated our credit facility in order to obtain more favorable covenants, we breached a certain covenant in February 2002. There is no guarantee that we will meet that covenant in the future, and there is no guarantee that the loan will be renewed in June 2002. If we fail to meet our financial covenant or the facility is not renewed, the line of credit will not be available to fund our operations if it is needed.

     In 2001, we began to realize the benefits of the actions taken in the fourth quarter of 2000, and the second and third quarters of 2001 to reduce operating costs in our core business. However, there can be no assurance that we will be able to continue reducing costs at a pace that reflects any further reduction in revenues, or that we will not need to raise additional capital to fund operations within this period or that additional financing could be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, we, our business, and the price of our Common Stock will be adversely affected.


Our quarterly operating results may vary in the future, which could cause our stock price to drop.

     We have historically experienced significant fluctuations in our operating results on a quarterly basis and could experience such fluctuations in the future. Our revenues and operating results could be affected by a number of factors outside of our control, including the following:

   * our inability to accurately forecast revenues and respond in a timely manner to changes in revenue levels;

   * the timing of the introduction by us or by our competitors of new or enhanced products;

   * market acceptance of our new products and those of our competitors;

   * the   timing,   cancellation   or   delay  of  customer  orders,  including
     cancellation or delay in anticipation of new product introductions or enhancements;

   * changes in our pricing policies or those of our competitors;

   * changes in operating costs and expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials;

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

   * expenses incurred in seeking to enforce or defend claims with respect to intellectual property rights;

   * changes in the economy that affect the purchasing decisions of our customers; and

   * disruption in our operations caused by reductions in our workforce.


     Many of these factors are outside of our control. Unforeseen reductions in revenue can materially and adversely affect our ability to raise capital or sustain ongoing operations.

We are currently involved in litigation.

     Several securities class action complaints have been filed against us and certain of our current and former directors and officers in federal courts in California. These complaints allege, among other things, that our previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused our common stock price to rise artificially and allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). For more information on this lawsuit, see Part I, Item 3. "Legal Proceedings." Although we believe we have meritorious defenses and adequate insurance for the damages claimed in these actions, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable and exceed our applicable insurance, our business, financial condition, cash flows and results of operations could be materially adversely affected.


Our sales cycles are long and unpredictable, which makes period-to-period revenues difficult to predict.

     Salesof our products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. We are often required to ship products shortly after we receive orders. Consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. Furthermore, increases in backlog from quarter to quarter may be due to placement of orders calling for delivery dates extended over a much longer period of time into future periods. Consequently, our order backlog becomes more vulnerable to customer cancellations. As a result of these fluctuations in our sales cycle and order backlog, product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In particular, market forces beyond our control, including recession, and limits or changes in government spending may have a material affect on customer demand for our products. If revenue falls significantly below anticipated levels, as it has at times in the past, our financial condition and results of operations would be materially and adversely affected. In addition, our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future our operating results will again be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to our business, or the market sector in which we operate, the price of our Common Stock would likely be adversely affected. These factors make it difficult to predict our financial performance. As our quarterly results fluctuate, they may fall below the expectations of public market analysts or investors. If this occurs, the price of our Common Stock may drop.

The overall economic climate continues to be weak.

     Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for communication networks, market competition, and the availability or announcement of alternative technologies. Continued recent weakness in general economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for our products could decrease, resulting in lower revenues and a decline in the overall rate of our revenue growth.

We are dependent on recently introduced and new network security products.

     Our future results of operations will be highly dependent on the successful marketing and manufacture of the NetHawk product, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM, and Cylink Frame Encryptor products. To date, we have made only limited commercial shipments of our NetHawk product, which began shipping in mid-year 2000. This product requires additional development work, enhancement, and testing to achieve widespread commercial success. If this or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations.

     Due to insufficient market acceptance of stand alone public key infrastructure ("PKI") products, such as our Net Authority and similar products of our competitors, we revised our marketing approach in the second half of 2001 by discontinuing efforts to sell Net Authority as a stand alone product and focused our efforts on potential customers seeking to embed our PKI as part of their application or service. In addition, on February 8, 2002, we received notice from the United States Postal Service ("USPS") that it was terminating its license to Cylink's Net Authority product as of March 17, 2002, noting that its decision was "not a reflection of the quality of work performance provided by Cylink" but was due to "USPS' immediate need to reduce cost" and downsize its non core businesses following the anthrax attack on its operations in October of 2001. We recently granted a continuation of USPS' license, at its request, through May 30, 2002, but we expect this license and all further revenue earned under Cylink's contract with the USPS to expire in the second quarter of 2002. Although we continue to explore alternative sources of funding for our PKI development activity with other potential OEM customers, any effort to continue development and marketing of Cylink's PKI technology may fail to generate sufficient revenue to cover its costs if we continue in this business for the balance of 2002.

We face significant competition from other providers of network security systems

     Competition is intense among providers of network security systems, and we expect such competition to increase in the future. Significant competitive factors in these markets include:

   * the development of new products and features;

   * product quality and performance;

   * customer perception regarding the adequacy of security provided by existing software and routers;

   * adoption of embedded security solutions in other vendors' hardware and software products;

   * the  quality  and   experience   of  our  sales,   marketing   and  service
     organizations;

   * product price;

   * name recognition; and

   * perception of our stability and long-term viability.


     Many of these competitive factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to, or are perceived as an alternative to, our products, are Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., Symantec

Corporation and Thales e-Security, Inc. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc., Nokia Corp, and Sonic Wall, Inc. A number of significant vendors, including Microsoft Corporation, and Cisco Systems, Inc. have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

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

     We face the risks from tort and warranty claims that may be made against us. Customers rely on our network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of our products could result in tort or warranty claims. A breach of a customer's network by an unauthorized party, which is attributable to an alleged defect in our products, may cause substantial damages due to loss or compromise of the customer's valuable information. Furthermore, there is inadequate legal precedent for allocating responsibility for such losses caused by the wrongful acts of third parties. Although we attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in our sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting our liability for any such damages. Any liability for damages resulting from security breaches or other product defects could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

     On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of its the backup battery on its Cylink Frame Encryptor (CFE) product. Shortly thereafter, Cylink announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink accrued approximately $1.0 million in warranty costs during the second quarter of 2001 associated with this program. While we believe this reserve was based on reasonable estimates based on information available to us at the time, actual costs could exceed these reserves. Since announcing this program, two of our major customers stated their intention to submit substantial claims related to their costs of avoiding product failures. Although we believe such claims may be barred or significantly reduced by the limitations and exclusions in the governing contracts of sale, there can be no assurance that we will be found free from liability and any obligation to reimburse customers may have a material effect on our operations.

We may be unable to retain our executive officers and key personnel that are critical to our business.

     Our future success will depend in large part on the abilities of our executive officers, key management and technical personnel and our ability to retain qualified and competent individuals following our reductions in the employee workforce. There is no guarantee that our present executive management and technical staff will remain with the Company, particularly if our performance is not up to expectations, and particularly if general economic recovery leads to expanded alternative opportunities for such employees. The loss of the services of one or more of our executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on our business and operating results.

We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because these people are limited in number and are in high demand.

     We may not be able to hire and retain sufficient technical, marketing and management personnel that we need to succeed because we have limited resources to expand our work force. We recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of our operations in the network security business, resulting in increased responsibilities for management. To manage our business effectively, we will need to continue to improve our operational, financial and management information systems and to retain, motivate and manage our employees. In the recent past, competition has been intense for qualified technical, marketing and management personnel. Furthermore, the recent reductions in our workforce, and fluctuation in our stock price, may create greater uncertainty amongst our existing employees, who may decide not to continue employment with the Company. There can be no assurance that we will be able effectively to achieve or manage any future growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on our financial condition and results of operations.

Any inability to protect our intellectual property could reduce our competitive advantage, divert management attention, and require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

     We rely on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve our intellectual property rights. We own a number of U.S. patents covering certain features of our network security product designs, and have additional U.S. patent applications pending. There can be no assurance that any patent, trademark, copyright or license owned or held by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology, misappropriate our trade secrets, or design around the patents owned by us. Resorting to the courts to protect our intellectual property would require significant financial and management resources. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our inability to protect our intellectual property adequately could have a material adverse effect on our financial condition and results of operations.

     The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. In the past, we have received communications from third parties asserting that our patents, features or content of certain of our products infringe upon the intellectual property rights held by third parties, and we may receive such communications in the future. There can be no assurance that third parties will not assert claims against us that result in litigation. Any litigation, whether or not determined in our favor, could result in significant expense to us and could divert management and other resources. In the event of an adverse ruling in any litigation involving intellectual property, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and we may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to us on reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license a substitute technology on commercially reasonable terms, our financial condition and results of operations would be adversely affected. There can be no assurance that existing claims or any other assertions (or claims for indemnity from customers resulting from infringement claims) will not materially and adversely affect our financial condition and results of operations.

If we are unable to adapt our services to rapidly changing technology, or if the market for our network security products fails to grow, our business and operating results could suffer.

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

     If we are unable successfully to educate potential customers as to the value of, and thereby obtain broad market acceptance for, our products and services, we will continue to rely primarily on selling new and existing products to our base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of our existing and new products obsolete or unmarketable. To the extent that a specific method other than ours is adopted as the standard for implementing network security in any segment of the network security market, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. The National Institute of Standards and Technology has announced that it will adopt a new Advanced Encryption Standard, or AES, which we expect to integrate into our products. Our ability to timely implement the AES into our products may materially affect our development costs and ability to timely market our solutions. Network security-related products or technologies developed by others may adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

     In addition, a portion of the sales of our network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to turn these networks into viable commercial marketplaces may not be fully developed, and once developed, these networks may not become viable commercial marketplaces.

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

     Our ability to compete successfully in foreign countries is dependent in part on our ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. We do not have long-term contracts with most of our value added resellers and distributors and, therefore, have no assurance of a continuing relationship within a given market.

     Due to U.S. government regulations restricting the export of cryptographic devices and software, including our network security products to non-civilian agencies of foreign governments, we are often at a disadvantage in competing for international sales compared to companies located outside the United States that are not subject to such restrictions. Furthermore, in certain foreign countries, our distributors are required to secure licenses or formal permission before encryption products can be imported. Although the Department of Commerce continues to relax the export control laws as they apply to sales of our products to our commercial customers, we still face export controls on sales to certain foreign governments and transfers of our technology to foreign partners. To date, we have been able to secure the necessary export and import licenses to compete effectively in the international market. However, we may not be able to secure such licenses in a timely manner in the future, or at all.

We may incur additional claims arising from the Algorithmic Research Limited ("ARL") Divestiture.

     Under the terms of the ARL Divestiture, ARL assumes liability for all of the tax consequences of the divestiture, the forgiveness of debt, and for the sale and licenses of ARL's intellectual property. ARL also retains liability for its contractual obligations, including those arising under certain contracts assigned to ARL. Although Cylink is indemnified by ARL under the ARL Divestiture from such obligations, third parties may seek to hold Cylink liable, instead of or in addition to ARL, for ARL's legal obligations that arose or were incurred prior to Cylink's divestiture of its wholly owned interest in ARL.

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

     On February 14, 2002, we notified our OEM supplier of our ISDN encryption products, Biodata Information Technology AG ("Biodata") of our decision to terminate our development and supply agreement following Biodata's declaration of insolvency. Due to Biodata's financial failure, and that of the previous supplier of our ISDN encryption products, Dica, in the first half of 2001, we have discontinued all further sales and support for this product line. Although we attempted to disclaim all liability for Biodata and Dica's failure in our supply contract with our principal customer for ISDN encryption products, there can be no assurance that the suppliers' failure, and our discontinuance of this ISDN product line, will not cause claims for breach of warranty and support by our customer and end users.

Cylink Common Stock could be delisted from the NASDAQ National Market, which could adversely affect Cylink and its shareholders.

     On July 25, 2001, the Company received a notice from the staff of the Nasdaq National Market that its Common Stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on the Nasdaq National Market. The notice stated that if during the 90 days following the date of the notice the bid price of Cylink Common Stock failed to close at or above $1.00 for at least 10 consecutive trading days, then Cylink Common Stock could be delisted.

     On September 27, 2001, NASDAQ suspended its minimum bid price requirements until January 2002. Since that date, our Common Stock has traded within NASDAQ's minimum requirements for maintaining our listing on the Nasdaq National Market. However, there can be no assurance that we will satisfy such requirements in the future, or that we will be able to preserve our listing on the Nasdaq National Market. Prior to any actual delisting, we would have an opportunity to request a hearing to present our plan to comply with the continued listing requirements.

     If Cylink Common Stock were to be delisted from the Nasdaq National Market, we could apply for listing on the Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange for which we could qualify. We cannot guarantee, however, that we could apply for listing on another quotation system or exchange if we are delisted from the Nasdaq National Market or that if we do apply for listing that we will be eligible initially for such listing or that if we do become listed, that we will be able to maintain eligibility. Listing on another quotation system or exchange may negatively affect the price of our Common Stock because stocks trading on over-the-counter markets are typically less liquid and trade with larger variations between the bid and ask prices. In addition, the delisting of our Common Stock from the Nasdaq National Market would adversely affect or limit or restrict our ability to raise funds through stock issuances.

     If the market price for our Common Stock were to fall below $1.00 per share such that we were no longer listed on the Nasdaq National Market, our Common Stock could be deemed to be penny stock. If our Common Stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our Common Stock under those circumstances.

Terrorist attacks may negatively impact all aspects of our operations, revenues, costs and stock price.

     Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of goods and supplies to us and decreased sales of the products we carry. More generally, any of these events may have affected, and may continue to affect, the general economy and customers' demand for capital equipment. Any of these occurrences could have a significant impact on our operating results, revenues and costs, may result in the volatility of the market price for our Common Stock, and have an adverse impact on the future price of our Common Stock.

Recent Accounting Pronouncements May Impact Our Financial Position and Results of Operations.

     We must adopt the recent changes in financial accounting standards. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of
Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". The valuation of the Company's goodwill and intangible assets under SFAS 142 depends on certain factors outside of our control, including our stock price, and we may be required to write down some or all of the $16.6M net carrying value of our investment in intangibles reported as of December 31, 2001. Any determination under SFAS 142 of an impairment of our investment in intangibles could have a material impact on Cylink's financial position and results of operations.

     In June, July and August 2001, the FASB also issued SFAS 141 "Business Combinations", SFAS 143, "Accounting for Asset Retirement Obligations", and SFAS 144, "Impairment or Disposal of Long-Lived Assets", respectively, which are effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of these new standards, and as such, it is possible that the adoption of one or more of thse SFAS' could have a material effect on its financial condition or results of operations. For a further discussion of how these recent accounting pronouncements may affect us, please see Item 7, Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. There can be no assurances that the issuance by FASB of additional statements of financial accounting standards would not materially adversely affect our business, financial condition, and results of operations if such are required to be adopted by us in the future.

ITEM 2. PROPERTIES

     Our headquarters occupy 118,000 square feet in Santa Clara, California, the lease for which expires in August 2009. Of this total, 22,000 square feet is currently subleased to other outside subtenants. We plan to sublease an additional 24,500 square feet which exceeds our current and planned future requirements for a period of approximately three years. As a result of the acquisition of Celotek in fiscal 2000, we hold the lease to the Cylink ATM Center, comprising approximately 10,000 square feet in Raleigh, North Carolina, which expires in June 2003. We also lease facilities for sales offices in New Jersey, Virginia, North Carolina, Belgium, the United Kingdom and Singapore. We believe that our current facilities are well maintained and are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Securities Class Action.

     In 1998, we filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10K for 1997, reflecting restated financial results for those quarters, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against us and certain of our current and former directors and officers in federal courts in California. These complaints allege, among other things, that our previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused our common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and
Section 20 of the Exchange Act.

     The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). The action is currently pending before the Court.

     We believe we have meritorious defenses and adequate insurance for the damages claimed in these actions and we intend to defend the Company vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable and exceed our applicable insurance, our business, financial condition, cash flows and results of operations could be materially adversely affected.

     Other Litigation

     In addition, in the normal course of business, we, from time to time, receive inquiries or other communication with regard to possible infringement of third party intellectual property rights by our patents, or the features or content of certain of our products. We believe it is unlikely that the outcome of these infringement inquiries will have a material adverse effect on our financial position or results of operations, however if litigation results from any of these inquires and the outcome is unfavorable to us, it could have a material adverse effect on our cash flows, results of operations and financial condition.

     There has been substantial litigation regarding patent and other intellectual property rights in the software and network security related industries. Further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results.
Further, adverse determinations in such litigation could result in loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Our Common Stock has been traded in the over-the-counter market under the symbol CYLK since our initial public offering on February 15, 1996. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market during the last two years:


                                 First       Second      Third       Fourth
                                Quarter     Quarter     Quarter      Quarter
                               ---------   ---------   ---------   ----------
Year Ended December 31, 2001
   High ....................   $  4.69     $  2.00     $  1.76      $  3.75
   Low .....................   $  1.63     $  0.54     $  0.37      $  0.75
Year Ended December 31, 2000
   High ....................   $ 22.75     $ 19.94     $ 19.38      $ 11.44
   Low .....................   $ 10.88     $  8.81     $  8.75      $  1.56

     As of March 15, 2002, we had approximately 450 shareholders of record and 7,300 beneficial owners. We have never declared or paid dividends on our capital stock. We currently intend to reinvest any earnings in the development of our business and do not intend to pay dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.


                                                            Year ended December 31,
                                    ------------------------------------------------------------------------
                                        2001           2000           1999           1998           1997
                                    ------------   ------------   ------------   ------------   ------------
                                                    (in thousands, except per share amounts)
Revenue ...........................     48,566      $  68,107      $  59,655      $  42,760      $  47,690
Gross profit ......................     29,929         40,866         40,496         25,862         33,704
Total operating expenses ..........     51,645         76,925         59,289         54,720        101,673
Loss from continuing operations ...    (20,050)       (35,388)       (16,877)       (17,356)       (64,955)
Loss from continuing operations per
 share -- basic and diluted .......  $   (0.62)     $   (1.15)     $   (0.58)     $   (0.60)     $   (2.43)

                                                               Year ended December 31,
                                             ------------------------------------------------------------
                                               2001        2000         1999         1998         1997
                                             --------   ----------   ----------   ----------   ----------
                                                                    (in thousands)
Cash, cash equivalents and short-
 term investments ........................     9,606     $15,250      $33,170      $46,575      $22,977
Working capital ..........................    15,739      25,138       43,243       60,587       47,985
Total assets .............................    52,692      78,884       81,289       94,318       76,555
Capital lease and long term debt .........     1,927       1,454          112          147          256
Shareholders' equity .....................    39,888      59,153       61,979       75,221       66,134

     On March 28, 1998, we sold our Wireless Communications Group (the "Wireless Group"), which has been reported as discontinued operations and, therefore, the above consolidated statements of operations information excludes discontinued operations for all periods presented.

     The net loss for 1997 included a charge of approximately $63.9 million ($2.39 per share) for purchased in-process technology resulting from the acquisition of ARL. The results of operations of ARL are included until its divestiture in August 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We develop, market and support a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. The following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

     Cylink's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cylink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Cylink evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Cylink bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Cylink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as sales and distributor commissions. We follow very specific and detailed guidelines in measuring revenue, which are outlined in Note 1 to the Consolidated Financial Statements, and all material contracts are routinely reviewed for compliance with revenue recognition criteria. However, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

     Accounts Receivable Reserves. We record a provision for estimated sales returns and allowances in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future sales returns, revenue could be overstated. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for doubtful accounts for all specific receivables that we judge to be unlikely to be collected. In addition, we record a reserve based on the size and age of all receivable balances against which we have not established specific reserves. These estimated allowances are periodically reviewed, analyzing the customer's payment history and information regarding customer's credit worthiness known to us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventory Write-Down. We write-down inventory cost to reflect slow-moving and obsolete inventory based on current assessments about future demands, historical trends, and marketing initiatives to end-of-life certain product lines. If market conditions are less favorable than our assessments, additional inventory write-downs may be required.

     Warranty Reserves. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

     Restructuring Charges. We recorded a $1.4 million charge to cover the estimated costs of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space. These charges are predicated on our assumptions regarding the prevailing market for sublease rental rates, the term of a sublease, and the time necessary to market the unoccupied space. Actual market conditions or updated assumptions based on future market conditions could cause additional restructuring charges in future quarters.

Recently issued accounting standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". In August 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 141 or the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill be tested for impairment at least annually at the reporting unit level. The carrying value of a reporting unit must be compared to the fair value of that reporting unit to assess whether an impairment of value has occurred. The fair value may be dependent on the future valuation of the Company's stock, projected future cashflows of the business, and other factors that might affect the independent valuation of the Company.

     Cylink is required to complete the transitional goodwill impairment test by June 30, 2002 and is not able to predict at this time whether the determination of fair value under this statement will result in an impairment of goodwill. Given $16.6 million net carrying value of its investment to intangibles at December 31, 2001, an impairment determination could have a material impact on Cylink's financial position and results of operations.

     In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". We have not assessed the impact of this new standard, and as such, it is possible that its adoption could have a material effect on its financial condition or results of operations.

Results of Continuing Operations

     We have incurred significant net losses in 2001 and in prior years. The Company had an accumulated deficit of $118.8 million as of December 31, 2001. Although we plan to operate at cash flow break even for 2002 on an annual basis, we may experience shortfalls in revenue and continue to incur losses. Our prior losses may also adversely impact our ability to raise additional capital if required to sustain our operations.

     The Company believes that its principal sources of liquidity, which include cash and cash equivalents of $9.6 million as of December 31, 2001 and prospective borrowing via the Company's working capital loan, will satisfy the Company's current anticipated working capital and capital expenditure requirements through at least the next twelve months. The Company's working capital loan matures in June 2002 and provides for up to $7.5 million of borrowings, depending on the amount of eligible accounts receivable, as defined in the agreement. The Company has renegotiated its credit facility in order to obtain more favorable covenants. There is no guarantee, however, that the Company can continue to meet those covenants, and there is no guarantee that the loan will be renewed in June 2002. If the Company fails to do either, the line of credit will not be available to fund our operations if it is needed.

     Throughout 2001, the Company began to realize the benefits of the actions taken in the fourth quarter of 2000, and the second and third quarters of 2001 to reduce operating costs in its core business, and believes such cost reductions are sustainable for the rest of 2002. However, there can be no assurance that the Company will be able to continue reducing costs at a pace that reflects any further reduction in revenues, and no assurance that the Company will not need to raise additional capital to fund operations within this period. There can be no assurance that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, the Company, its business, and the price of our Common Stock will be adversely affected.

     Except where noted, the comments herein are associated with the results of our continuing operations. The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                         Year ended December 31,
                                                                 ---------------------------------------
                                                                     2001          2000          1999
                                                                 -----------   -----------   -----------
Revenue ......................................................      100.0%        100.0%        100.0%
Cost of revenue ..............................................       38.4          40.0          32.1
                                                                    -----         -----         -----
Gross profit .................................................       61.6          60.0          67.9
Operating expenses:
 Research and development, net ...............................       34.9          32.3          27.1
 Selling and marketing .......................................       33.5          49.4          44.1
 General and administrative ..................................       21.7          20.0          23.5
 Amortization of purchased intangibles .......................        6.6           4.6           4.7
 Loss from divestiture of Algorithmic Research, Ltd. .........        5.5            --            --
 Restructuring Charges .......................................        4.1           1.2            --
 Purchased in-process technology .............................         --           5.4            --
                                                                    -----         -----         -----
   Total operating expenses ..................................      106.3         112.9          99.4
                                                                    -----         -----         -----
   Loss from operations ......................................      (44.7)        (52.9)        (31.5)
   Other income, net .........................................        1.1           1.6           3.5
                                                                    -----         -----         -----
Loss from continuing operations before income taxes ..........      (43.6)        (51.3)        (28.0)
Income tax expense (benefit) .................................      ( 2.3)          0.6           0.3
                                                                    -----         -----         -----
Loss from continuing operations ..............................      (41.3)%       (51.9)%       (28.3)%
                                                                    =====         =====         =====

     Revenue. Revenue was $48.6 million, $68.1 million and $59.7 million for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively. This represents a 29% decrease for the year ended December 31, 2001 from the year ended December 31, 2000. The decrease in 2001 was due primarily to lower unit volumes resulting from a market slowdown and the divestiture of ARL.

     Revenues increased 14% from $59.7 million for the year ended December 31, 1999 to $68.1 million for the year ended December 31, 2000. The increase in 2000 was attributable to new revenue streams contribute by new product releases for the NetAuthority Public Key Infrastructure software product, the NetHawk VPN Encryptors, and the ISDN Encryptors. In addition, revenue growth in 2000 was also due to increases in unit shipments of existing products, shipments of products with higher average selling prices, and increased revenues associated with software maintenance and support services.

     International product revenue was 37%, 39%, and 44% of revenue for 2001, 2000, and 1999, respectively.

     Gross Profit. Gross profit decreased 27% from $40.9 million in 2000 to $29.9 million in 2001, but increased as a percentage of sales from 60% to 62%. The dollar decrease was due to decreased revenues. The increase in gross profit as a percentage of revenue in 2001 resulted from product margin improvements in our ATM encryptor product resulting from our acquisition of Celotek corporation, disposition of lower margin professional services and ARL subsidiaries, offset by higher provisions for inventory write-downs related to discontinued products and additional warranty reserves for Cylink's CFE product.

     Gross profit increased 1% from $40.5 million in 1999 to $40.9 million in 2000, and decreased as a percentage of sales from 68% to 60%. The dollar increase was due to increased revenues. The decrease in gross profit as a percentage of revenue resulted from inventory valuation adjustments related to discontinued products and overhead cost adjustments in addition to a shift in product mix towards lower margin OEM products.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment, facilities costs and supplies. Gross research and development expenses decreased 23% from $22.2 million in 2000 to $17.1 million in

2001 and increased 25% from $17.7 million in 1999. The increase in expenses as a percent of sales for 2001 as compared to 2000 resulted from a greater reduction in revenues than could be realized in reduced project spending and headcount reductions in the same period. The increase in expenses as a percent of sales for 2000 as compared to 1999 resulted from increased product development investments in NetAuthority, our Public Key Infrastructure product, ATM Encryption technologies, associated with the acquisition of Celotek Corporation and next generation encryption technologies.

     From time to time, we receive engineering funding for development projects to apply or enhance our technology to a particular customer's need. The amounts recognized under these research and development contracts are offset against research and development expense. Amounts that were recognized under non-recurring engineering contracts were not material in 2001 and 2002, and totaled $1.5 million in 1999.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel costs, including sales commissions, and costs of advertising, public relations, seminars and trade shows. Selling and marketing expenses decreased 52% from $33.7 million in 2000 to $16.3 million in 2001 and increased 28% from $26.3 million in 1999 to $33.7 million in 2000. The decrease from 2000 to 2001 was the result of lower commission spending caused by decreased revenue, lower headcount spending due to reduction-in-workforce actions, and lower marketing and bonus spending due to the implementation of cost savings initiatives. The increases in 2000 over 1999 were primarily to support the launch of new products as well as the continued expansion of our direct field operations, product line management, market development, advertising via the "securing e-business" campaign, channel and distribution development, and international operations.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, recruitment expenses, information system costs, audit, legal and other professional service fees. General and administrative expenses decreased 23% from $13.6 million in 2000 to $10.5 million in 2001 and decreased 2% from $14.0 million in 1999 to $13.6 million in 2000. The dollar decrease in 2001 over 2000 resulted from lower headcount spending driven by reduction-in-workforce actions taken in the fourth quarter of 2000 and during 2001, and lower bonus and other administrative spending due to cost savings initiatives. The increase as a percentage of revenue in 2001 resulted from a greater reduction in revenues than could be realized in reduced administrative spending and headcount reductions in the same period. The dollar decrease in 2000 over 1999 resulted from lower spending related to the implementation of the Enterprise Resource Planning system, accounting and consulting expenses from the restatement, and legal fees for litigation defense. The decrease as a percentage of revenue in 2000 was due to the allocation of costs over a wider revenue base.

     Amortization of Purchased Intangibles. The amortization of intangible assets, which resulted from the acquisition of ARL in 1997, Security Design International, or SDI, in 1999, and Celotek Corporation, or Celotek, in 2000 (see Note 4 to the Financial Statements) was $3.2 million, $3.1 million, and $2.8 million in 2001, 2000, and 1999, respectively. At December 31, 2001, intangibles are primarily composed of goodwill, developed technology, and other intangibles acquired in the Celotek acquisition. Upon adoption of SFAS 142 on January 1, 2002, we discontinued the amortization of goodwill under the terms of that pronouncement.

     Loss from divestiture of Algorithmic Research, Ltd. During 2001, the Company recorded a charge of $2.7 million representing the write-down of assets and other losses associated with the divestiture of that subsidiary. (See note 5 to the Consolidated Financial Statements.)

     Restructuring Charges. In the fourth quarter of 2001, the Company recorded a $1.4 million charge to cover the estimated costs of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space. In the second, third and fourth quarters of 2001, the Company initiated workforce reductions incurring an additional $0.6 million in severance charges. In the fourth quarter of 2000, the Company incurred total pre-tax charges of $0.8 million related to the Company's restructuring and reorganization efforts. The year 2000 actions were designed to streamline the Company's operations, reduce operating costs, and position the Company for profitability. The restructuring actions in 2000 included $0.5 million in severance charges related to streamlining the Company's operational, sales, marketing, and administrative functions, and $0.3 million in building and equipment lease charges related to the shut down of remote offices. As a result of the fourth quarter 2000 restructuring, approximately 67 positions were eliminated. The restructuring was completed by the end of the first quarter of 2001.

     Purchased In-Process Technology. Approximately $3.7 million of the total purchase price for the acquisition of Celotek represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to our operations in the third quarter ended October 1, 2000 (see Note 4 to the Financial Statements).

     Other Income (Expense), Net. Other income (expense), net, primarily consists of royalties, interest income, interest expense and investment gains and losses. We generated other income of $0.5 million in 2001, $1.1 million in 2000, and $2.1 million in 1999. Other income decreased from $1.1 million in 2000 to $0.5 million in 2001 due to the decrease in average balances of cash, cash equivalents, and marketable securities resulting from operational losses, and a write-down of the Company's investment in an unaffiliated company. Other income decreased from $2.1 million in 1999 to $1.1 million in 2000 due to reduced interest income on lower average balances of cash, cash equivalents, and marketable securities resulting from operational losses.

     Income Taxes. In 2001, the Company recognized a tax benefit of $1.1 million representing the partial recognition of the Company's net operating loss for income tax purposes. In 2000, the Company recognized a $0.4 million provision for income taxes for continuing operations. No provision or benefit for income taxes for continuing operations was recorded in 1999. Our effective tax rate for 2001, 2000 and 1999 was approximately (5.6%), 1%, and 1% respectively.

     Loss from Continuing Operations. We had losses from continuing operations of $20.1 million in 2001, $35.4 million in 2000, and $16.9 million in 1999. In 1994, the Company began a strategic research and development program designed to create new products and enhance existing products, which continued through 2001. Late in 2000, and continuing through 2001, we recognized an economic market slowdown impacting our customers' capital spending plans, and took actions aimed at reducing our workforce to levels consistent with expected revenues, as well as divested ourselves of unprofitable subsidiaries not supporting our core encryptor appliance business. In 2000, we incurred an increased net loss due to lower gross profit margins driven by inventory valuation adjustments related to discontinued products, a shift in product mix toward lower margin OEM products, continued high levels of research and development expenses related to our strategic research and development projects and the acquisition of Celotek Corporation, high levels of sales and marketing expenses to support the launch of new products as well as the continued expansion of our direct field operations, product line management, market development, advertising via the "securing e-business" campaign, channel and distribution development, and international operations, amortization related to the acquisition of Algorithmic Research Ltd ,or ARL, and Celotek, as well as Purchased In-Process Technology charges partially offset by higher revenues.

Liquidity and Capital Resources

     At December 31, 2001, we had working capital of $15.7 million, including cash and cash equivalents of $9.6 million, representing a 37% decrease versus working capital balances of $25.1 million in 2000 and a 38% decrease versus cash and cash equivalent balances of $15.3 million in 2000. These decreases were largely due to net losses from operations. We have reported net losses from continuing operations each year since 1994. Net cash used by operating activities for the years ended December 31, 2001, 2000, and 1999 was $3.7 million, $21.6 million, and $8.4 million, respectively. Net cash used in operating activities decreased in 2001 from 2000 primarily due to decreased operating losses from continuing operations and reductions in receivables due to improved collections and reductions in inventory balances due to better management as well as the recovery of income tax refunds. Net cash used in operating activities increased in 2000 from 1999 primarily due to increased operating losses from continuing operations and increases in inventory to fund revenue growth, which were partially offset by the recovery of income tax refunds due to Cylink.

     Net cash used in investing activities in 2001 was $2.0 million, resulting from acquisition of capital equipment totaling $0.7 million, cash transferred in connection with our divestiture of Algorithmic Research, Ltd totaling $1.9 million, offset in part by a $0.6 million collection of an employee note receivable.

In 2000, net cash used in investing activities was $2.7 million, resulting from acquisition of property, plant and equipment related to our investment in leasehold improvements and computer equipment purchases totaling $3.0 million, the cash portion of our acquisition of Celotek Corporation totaling $1.1 million, offset in part by $1.4 million in collections of employee notes receivable. Expenditures for property and equipment for all periods presented have generally consisted of computer workstations, networking equipment, office furniture and equipment, and leasehold additions and improvements.

     Cash provided by financing activities was $0.1 million, $6.3 million, and $0.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. For the years ended December 31, 2001, 2000, and 1999, cash provided by financing activities resulted primarily from the proceeds from the issuance of Common Stock under our stock option plans and, in 2001 and 2000, from the issuance of Common Stock under our stock purchase plan.

     As of the date of filing of this Annual Report on Form 10K, the Company's revenue to date for 2002 is significantly below its plan upon which it had projected a positive operating cashflow for the year. The Company is in the process of revising its plan and will initiate actions to cut costs in accordance with its lowered revenue. However, there can be no assurance that the Company will be able to achieve its revised plan, or that existing cash balances and available borrowing will be sufficient to fund operations through 2002. Cylink has a $7.5 million revolving line of credit with its bank subject to borrowing limits based on the amount of Company's eligible accounts receivable. The line of credit is intended to assist the Company, if necessary, in meeting its working capital requirements. The line of credit is subject to the Company's satisfaction of a certain financial covenant during the term of the loan. The Company was in compliance with its financial covenant at December 31, 2001, but breached its covenant in February 2002. There can be no assurances that the Company will be able to meet its financial covenant in the future. There have been no advances under the Company's existing line since inception.

     In the event the Company's financial plan is unsuccessful, or it is otherwise unable to satisfy the conditions for use of this revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders. If it is unsuccessful in revising its financial plan, and cannot raise additional funds either through its line of credit or other sources, the Company may not have the resources to maintain its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, we held a total of $9.6 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 % from levels as of December 31, 2001, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of December 31, 2001, we had no fixed rate obligations except for capitalized leases and long-term debt of approximately $139,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                           -----
         Financial Statements:
            Independent Auditors' Report .................................  26
            Consolidated Balance Sheets at December 31, 2001 and 2000 ....  27
            Consolidated Statements of Operations for the years ended
               December 31, 2001, 2000, and 1999 .........................  28
            Consolidated Statements of Shareholders' Equity and
               Comprehensive Loss for the years ended December 31, 2001,
               2000, and 1999 ............................................  29
            Consolidated Statements of Cash Flows for the years ended
               December 31, 2001, 2000, and 1999 .........................  30
            Notes to Consolidated Financial Statements ...................  31
         Financial Statement Schedule:
            Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999 ...................  51

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


To the Board of Directors and Shareholders of Cylink Corporation:

     We have audited the accompanying consolidated balance sheets of Cylink Corporation and subsidiaries ("Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and of cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2 for each of the three years in the period ended December 31, 2001. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended December 31, 2001 2000, and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP


San Jose, California
February 8, 2002

                               Cylink Corporation
                           Consolidated Balance Sheets

            (Dollars in thousands, except share and per share data)

                                                                                    December 31,
                                                                             --------------------------
                                                                                 2001           2000
                                                                             ------------   -----------
Assets
Current assets:
   Cash and cash equivalents .............................................    $    9,606     $  15,250
   Accounts receivable, net of allowances of $1,057 and $1,499 ...........        10,102        14,927
   Inventories ...........................................................         4,832        10,741
   Deferred income taxes .................................................            --           800
   Other current assets ..................................................         2,076         1,697
                                                                              ----------     ---------
      Total current assets ...............................................        26,616        43,415
Restricted cash ..........................................................         1,400         1,400
Property and equipment, net ..............................................         6,075        10,241
Acquired technology, goodwill and other intangibles ......................        16,648        20,707
Notes receivable from employees or former employees ......................         1,021         2,310
Other assets .............................................................           932           811
                                                                              ----------     ---------
                                                                              $   52,692     $  78,884
                                                                              ==========     =========
Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of lease obligations and equipment line of credit .....    $      139     $     288
   Accounts payable ......................................................         2,757         5,137
   Accrued liabilities ...................................................         5,439         9,346
   Income taxes payable ..................................................           412           359
   Deferred revenue ......................................................         2,130         3,147
                                                                              ----------     ---------
      Total current liabilities ..........................................        10,877        18,277
                                                                              ----------     ---------
Capital lease obligations ................................................            --            86
Deferred revenue and other accruals, less current portion ................         1,927         1,368
                                                                              ----------     ---------
                                                                                   1,927         1,454
Commitments and contingencies (Notes 14 and 16)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; none
    issued and outstanding                                                            --            --
   Common stock, $0.01 par value; 55,000,000 shares authorized;
    32,872,000 and 32,681,000 shares issued and outstanding ..............           329           327
   Additional paid-in capital ............................................       158,359       158,805
   Deferred compensation .................................................            --        (1,231)
   Accumulated other comprehensive loss ..................................           (18)          (16)
   Accumulated deficit ...................................................      (118,782)      (98,732)
                                                                              ----------     ---------
      Total shareholders' equity .........................................        39,888        59,153
                                                                              ----------     ---------
                                                                              $   52,692     $  78,884
                                                                              ==========     =========

   The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                      Consolidated Statements of Operations

                      (in thousands, except per share data)

                                                                                  Year ended December 31,
                                                                      ------------------------------------------------
                                                                           2001             2000             1999
                                                                      --------------   --------------   --------------
Revenue:
   Product Revenue ................................................     $   37,711       $   58,539       $   54,545
   Services Revenue ...............................................         10,855            9,568            5,110
                                                                        ----------       ----------       ----------
      Total Revenue ...............................................     $   48,566       $   68,107       $   59,655
Cost of revenue
   Cost of Product Revenue ........................................         14,739           21,483           15,883
   Cost of Services Revenue .......................................          3,898            5,758            3,276
                                                                        ----------       ----------       ----------
      Total Cost of revenue .......................................         18,637           27,241           19,159
                                                                        ----------       ----------       ----------
Gross profit ......................................................         29,929           40,866           40,496
                                                                        ----------       ----------       ----------
Operating expenses:
   Research and development, net ..................................         16,961           21,994           16,176
   Selling and marketing ..........................................         16,288           33,691           26,316
   General and administrative .....................................         10,528           13,626           13,998
   Amortization of purchased intangibles ..........................          3,215            3,115            2,799
   Loss from divestiture of Algorithmic Research, Ltd. ............          2,661               --               --
   Restructuring charges ..........................................          1,992              818               --
   Purchased in-process technology ................................             --            3,681               --
                                                                        ----------       ----------       ----------
      Total operating expenses ....................................         51,645           76,925           59,289
                                                                        ----------       ----------       ----------
Loss from operations ..............................................        (21,716)         (36,059)         (18,793)
Other income (expense):
   Interest income, net ...........................................            663            1,308            1,858
   Royalty and other income (expense), net ........................            200             (237)             232
   Write-down of investment in unaffiliated company ...............           (316)              --               --
                                                                        ----------       ----------       ----------
                                                                               547            1,071            2,090
                                                                        ----------       ----------       ----------
Loss from continuing operations before income taxes ...............        (21,169)         (34,988)         (16,703)
Income tax expense (benefit) ......................................         (1,119)             400              174
                                                                        ----------       ----------       ----------
Loss from continuing operations ...................................        (20,050)         (35,388)         (16,877)
Gain on disposal of discontinued operations .......................             --               --            2,304
                                                                        ----------       ----------       ----------
Net income (loss) .................................................     $  (20,050)      $  (35,388)      $  (14,573)
                                                                        ==========       ==========       ==========
Earnings (loss) per share -- basic and diluted
   Continuing operations ..........................................     $    (0.62)      $    (1.15)      $    (0.58)
   Discontinued operations ........................................             --               --             0.08
                                                                        ----------       ----------       ----------
   Net loss .......................................................     $    (0.62)      $    (1.15)      $    (0.50)
                                                                        ==========       ==========       ==========
Shares used in per share calculation -- basic and diluted .........         32,534           30,771           29,217
                                                                        ==========       ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
    Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                             (dollars in thousands)

                                                                         Additional
                                                       Common Stock        Paid-in      Deferred
                                                    Shares      Amount     Capital    Compensation
                                                -------------- -------- ------------ --------------
Balance at January 1, 1999 ....................   29,115,000    $ 291    $ 123,929      $   (167)
Issuance of common stock under stock
 option plans .................................      456,000        5          936            --
Issuance of common stock and options for
 S.D.I. .......................................      306,000        3        2,031        (2,034)
Amortization of deferred compensation - .......           --       --           --           411
Translation adjustment ........................           --       --           --            --
Net loss ......................................           --       --           --            --
Comprehensive loss ............................           --       --           --            --
                                                  ----------    -----    ---------      --------
Balance at December 31, 1999 ..................   29,877,000      299      126,896        (1,790)
Issuance of common stock and options for
 Celotek acquisition ..........................    1,664,000       16       25,743          (545)
Issuance of common stock under stock
 option and stock purchase plans ..............    1,140,000       12        6,387
Adjustment due to employee termination ........                               (221)          221
Amortization of deferred compensation .........           --                                 883
Translation adjustment ........................           --
Net loss ......................................           --
Comprehensive loss ............................           --       --           --            --
                                                  ----------    -----    ---------      --------
Balance at December 31, 2000 ..................   32,681,000      327      158,805        (1,231)
Issuance of common stock under stock
 option and stock purchase plans ..............      299,000        2          197
Deferred compensation due to stock options                                      42
Amortization of deferred compensation .........                                              528
Reversal of unamortized deferred
 compensation due to sale of SDI ..............                               (157)          157
Transfer of unamortized deferred
 compensation related to escrowed shares ......     (121,000)                 (546)          546
Stock compensation ............................       13,000                    18
Translation adjustment ........................
Net loss ......................................
Comprehensive loss ............................           --       --           --            --
                                                  ----------    -----    ---------      --------
Balance at December 31, 2001 ..................   32,872,000    $ 329    $ 158,359      $     --
                                                  ==========    =====    =========      ========

                                                  Accumulated
                                                     Other                                       Comprehensive
                                                 Comprehensive    Accumulated                       Income
                                                 Income (Loss)      Deficit          Total          (Loss)
                                                --------------- --------------- -------------- ----------------
Balance at January 1, 1999 ....................     $ (61)        $   (48,771)    $ 75,221
Issuance of common stock under stock
 option plans .................................        --                  --          941
Issuance of common stock and options for
 S.D.I. .......................................        --                  --           --
Amortization of deferred compensation - .......        --                  --          411
Translation adjustment ........................       (21)                 --          (21)       $     (21)
Net loss ......................................        --             (14,573)     (14,573)         (14,573)
                                                                                                  ---------
Comprehensive loss ............................        --                  --           --        $ (14,594)
                                                    -----         -----------     ---------       =========
Balance at December 31, 1999 ..................       (82)            (63,344)      61,979
Issuance of common stock and options for
 Celotek acquisition ..........................                                     25,214
Issuance of common stock under stock
 option and stock purchase plans ..............                                      6,399
Adjustment due to employee termination ........                                         --
Amortization of deferred compensation .........                                        883
Translation adjustment ........................        66                               66        $      66
Net loss ......................................                       (35,388)     (35,388)         (35,388)
                                                                                                  ---------
Comprehensive loss ............................        --                  --           --        $ (35,322)
                                                    -----         -----------     ---------       =========
Balance at December 31, 2000 ..................       (16)            (98,732)      59,153
Issuance of common stock under stock
 option and stock purchase plans ..............                                        199
Deferred compensation due to stock options                                              42
Amortization of deferred compensation .........                                        528
Reversal of unamortized deferred
 compensation due to sale of SDI ..............                                         --
Transfer of unamortized deferred
 compensation related to escrowed shares ......                                         --
Stock compensation ............................                                         18
Translation adjustment ........................        (2)                              (2)              (2)
Net loss ......................................                       (20,050)     (20,050)         (20,050)
                                                                                                 ----------
Comprehensive loss ............................        --                  --           --        $ (20,052)
                                                    -----         -----------     ---------      ==========
Balance at December 31, 2001 ..................     $ (18)        $  (118,782)    $ 39,888
                                                    =====         ===========     =========

  The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation
                      Consolidated Statements of Cash Flows

                             (dollars in thousands)

                                                                                    Twelve months ended
                                                                       ---------------------------------------------
                                                                         December 31,    December 31,   December 31,
                                                                             2001            2000           1999
                                                                       ---------------- -------------- -------------
Cash flows from operating activities:
   Net loss ..........................................................    $ (20,050)      $  (35,388)   $  (14,573)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Write-down of investment in unaffiliated company .................          316               --            --
    Gain on disposal of discontinued operations ......................           --               --        (2,304)
    Loss on divestiture of ARL .......................................        2,661               --            --
    Loss on Disposition of Fixed Assets ..............................           76               68           337
    Depreciation .....................................................        3,369            3,782         2,657
    Amortization .....................................................        3,215            3,199         2,799
    Purchased in-process research & development ......................           --            3,681            --
    Deferred income taxes ............................................          800            3,567           128
    Amortization of imputed interest on note receivable ..............         (277)            (231)         (250)
    Deferred compensation related to stock options ...................          570              883           411
    Changes in operating assets and liabilities (net of effects of acquisition and divestitures) :
     Accounts receivable .............................................        3,964            1,654        (7,927)
     Inventories .....................................................        5,510           (2,367)        3,544
     Other assets ....................................................          375              390         3,036
     Accounts payable ................................................       (2,024)          (2,401)        2,937
     Accrued liabilities .............................................       (3,078)             500           381
     Income taxes payable ............................................           (8)            (703)          (29)
     Deferred revenue ................................................         (419)           1,754           420
     Restructuring reserves ..........................................        1,370               --            --
                                                                          -----------     ----------    ----------
    Net cash used in operating activities ............................       (3,630)         (21,612)       (8,433)
Cash flows from investing activities:
   Restricted Cash ...................................................           --               --        (1,400)
   Acquisition of property and equipment .............................         (694)          (2,994)       (7,339)
   Loans to employees in exchange for notes receivable ...............           (5)              --          (570)
   Collections of employee notes receivable ..........................          560            1,369           870
   Collection of note receivable .....................................           --               --         3,250
   Cash transferred with divestiture of ARL and Security Design
    International (SDI) ..............................................       (1,928)              --            --
   Acquisition of S.D.I. .............................................           --               --          (572)
   Acquisition of Celotek Corporation, net of cash acquired ..........           --           (1,062)           --
                                                                          -----------     ----------    ----------
     Net cash used in investing activities ...........................       (2,067)          (2,687)       (5,761)
                                                                          -----------     ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net .......................          199            6,399           941
   Other .............................................................         (144)             (86)         (131)
                                                                          -----------     ----------    ----------
     Net cash provided by financing activities .......................           55            6,313           810
                                                                          -----------     ----------    ----------
Effect of exchange rate changes on cash and cash equivalents .........           (2)              66           (21)
                                                                          ------------    ----------    ----------
Net decrease in cash and cash equivalents ............................       (5,644)         (17,920)      (13,405)
Cash and cash equivalents at beginning of year .......................       15,250           33,170        46,575
                                                                          -----------     ----------    ----------
Cash and cash equivalents at end of year .............................    $   9,606       $   15,250    $   33,170
                                                                          ===========     ==========    ==========
Supplemental disclosures
   Equity issued for purchase of Celotek .............................           --           25,759            --
   Equity issued for purchase of SDI .................................           --               --         2,034
   Cash refunds of income tax ........................................        1,963            2,541            --
   Cash paid for interest ............................................           --               --             3

   The accompanying notes are an integral part of these financial statements.

                               Cylink Corporation

                  Notes to Consolidated Financial Statements

1. The Company and a Summary of its Significant Accounting Policies

The Company

     Cylink Corporation (the "Company") develops, manufactures, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. The Company's products are incorporated into local area networks
(LANs) and wide area networks (WANs), including Virtual Private Networks (VPNs) that use the Internet.

Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liablilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from continuing operations of $20 million in 2001 and $35 million in 2000, and its cash balances have declined from $15.3 million as of December 31, 2000 to $9.6 million as of December 31, 2001. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To address these issues, the Company effected significant cost cutting measures beginning in the fourth quarter of 2000, and continuing into 2001, including staff reductions and field office consolidations, divestiture of unprofitable operations and has planned to sublease a portion of its corporate headquarters facility. Management believes the Company will be able to continue operations by the successful implementation of its plan to increase revenue, continue to reduce its cost structure, maximize return on investments in non-core areas of the business, and ultimately attain profitable operations. In addition, the Company may seek debt or equity financing if required, however, no assurances can be given that the Company will attain profitable operations or that additional financing would be available.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates include allowances for doubtful receivables, inventory write-downs, warranty costs, and valuation allowance on deferred assets.

Foreign currency

     The functional currency of the Company's Israeli operations which were divested in 2001 is the U.S. dollar. The functional currencies of the Company's other foreign operations are the local currencies. The effects of translating the financial position and results of operations of local functional currency operations are included as a component of other comprehensive income. The effects of foreign currency transactions and of remeasuring the financial position and results of Israeli operations into the functional currency are included in the statements of operations. Net gains and losses from foreign currency transactions were not significant during any of the periods presented.

Cash and cash equivalents

     Cash and cash equivalents consist of highly liquid investment instruments with a maturity at the time of purchase of three months or less.

Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

                               Cylink Corporation

Restricted cash

     Restricted cash consists of certificates of deposit, which are restricted from use pursuant to an operating lease obligation (Note 16).

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

Amortization of goodwill and other intangibles

     Goodwill and other intangibles are being amortized on a straight-line basis over three to seven years. Accumulated amortization relating to goodwill and other intangibles was $4.3 million and $9.4 million at December 31, 2001 and 2000, respectively. Intangible assets consist of acquired technology of $9.8 million (net), goodwill of $5.9 million (net) and other intangibles $0.9 million
(net) acquired in the Celotek acquisition (see Note 4). Approximately, $0.5 million in goodwill and other intangibles was written off in the divestiture of ARL (See Note 5).

Impairment of long-lived assets

     The Company periodically reviews the recoverability of all long-lived assets, including the related amortization period, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to its estimated fair value.

Revenue recognition

     The Company's revenue is derived primarily from sales of commercial network security products, and to a lesser extent, from the license of software products and from professional services, including customer support and consulting. Fees for maintenance and support services of hardware products are charged separately from product revenue. Revenues derived from the sale or license of the Company's products are recognized in accordance with the applicable accounting standards, including Statement of Position No. 97-2, "Software Revenue Recognition", as amended. Revenue is recognized when persuasive evidence of a sale arrangement exists, such as receipt of a contract or purchase order, the product has been shipped, the sales price is fixed and determinable, collection is probable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements typically consist of maintenance and support, which are deferred and amortized over the applicable period. Vendor specific objective evidence of the value of maintenance and support is generally based on the annual renewal rate. Concurrent with sales, a provision is made for estimated costs to repair or replace products under warranty arrangements. Consulting revenues, which to date have been immaterial, are recognized on a time-and-materials or percentage of completion basis in accordance with the provisions of Accounting Research Bulletin-45, "Long-Term Construction-Type Contracts," and Statement of Position 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" depending on the contract.

Research and development

     Research and development costs are charged to operations as incurred.

                               Cylink Corporation

     From time-to-time, the Company performs research and development under several government funded arrangements. There were no such funded arrangements in 2001 and 2000. These contracts provide funding (irrespective of the results) for research and development of certain cryptographic technologies. Amounts received under these contracts are offset against research and development expenses.

     The Company performed research and development under several other research and development contracts during 2001, 2000, and 1999, which provide for the development and licensing of technology in exchange for development funding. The Company recorded as a reduction of research and development expenses $0.1 million, $0.2 million and $1.5 million under such arrangements in the years ended December 31, 2001, 2000, and 1999, respectively.

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

Stock-based compensation

     The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under SFAS 123, "Accounting for Stock-Based Compensation" (See Note 10).

Income taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. A valuation allowance is required to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Earnings (loss) per share

     Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow related to acquisitions (Note 4). Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options (See Note 10). All potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is anti-dilutive on the loss from continuing operations for all periods presented.

Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and to a lesser extent, currency fluctuation of balances denominated in currencies other than the United States dollar. The Company

                               Cylink Corporation
performs on-going credit evaluations and maintains reserves for estimated potential credit losses. The Company minimizes the amount of cash it maintains in local currencies by maintaining excess cash in United States dollars.

     No customer accounted for more than 10% of revenue for the year ended December 31, 2001. One customer accounted for 13% of revenue for the year ended December 31, 2000 and one customer for 11% of revenue for the year ended December 31, 1999.

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

Reclassifications

     Certain reclassifications have been made to the financial statements in order to conform to the 2001 presentation. These reclassifications did not have any effect on net income (loss) or on shareholders' equity.

Recently issued accounting standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. During 2000, the Company's sole business combinations were accounted for by using the purchase method of accounting, and there were no acquisitions during 2001. In accordance with its adoption of SFAS No. 141, the Company will use the purchase method of accounting for its business combinations. The Company does not expect this statement to have a material impact on Cylink's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002.

                               Cylink Corporation

In accordance with this statement, Cylink is required to complete the transitional goodwill impairment test by June 30, 2002. The Company is evaluating but has not yet determined whether adoption of this statement will result in an impairment of goodwill. Management estimates that goodwill and indefinite lived intangible asset amortization required under previous accounting standards of $1.0 million (pre- and post-tax) will not be charged to the income statement in 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management has not yet determined the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for the company as of January 1, 2002 and management does not expect this statement to have a material impact on its consolidated financial position or results of operations.

2. Gain on Disposal of Discontinued Operations

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

3. Restructuring Charges

     In the fourth quarter of 2001, the Company recorded a $1.4 million charge to accrue for losses relative to the estimated costs of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space in Santa Clara. The resulting restructuring reserve of $1.4 million is included in accrued liabilities and other accruals on the accompanying balance sheet as none of the reserve was paid out as of December 31, 2001. In the second, third and fourth quarters of 2001, the Company initiated workforce reductions affecting a total of 79 employees incurring a total of $0.6 million in severance charges which was fully paid during 2001.

     On October 30, 2000 the company announced a restructuring in order to streamline operations and reduce costs. The Company initiated workforce reductions of 36 employees incurring severance costs of $0.5 million before taxes fully paid during 2000 and pre-tax lease cancellation costs of $0.3 million accrued at December 31, 2000.

4. Acquisitions

     Celotek

     On August 30, 2000, Cylink acquired all the outstanding shares of Celotek, a developer of high-performance Asynchronous Transfer Mode network security appliances. The Company exchanged

                               Cylink Corporation

1,590,137 shares of common stock with a fair value of $22,386,000 and cash of $515,000 for all the outstanding shares of Celotek. In addition, the Company converted outstanding options to purchase Celotek common stock into options to purchase 307,500 shares of common stock of the Company with an aggregate fair value of $2,329,000. The fair value of these options were determined using the Black-Scholes option pricing model with the following assumptions: expected life of 2.9 years, risk-free interest rate of 6.00%, volatility of 80% and no dividends during the expected term. The total purchase price was $26,500,000, which included transaction costs of $1,270,000, a portion of which was satisfied through the issuance of 33,728 shares of Cylink's common stock.

     In addition, during 2001, 40,913 shares were issued to former employees of Celotek who were employed by Cylink for twelve months following the date of acquisition. The fair value ($545,000) of these shares was amortized to compensation expense over the twelve month vesting term following the acquisition date.

     Of the total shares issued under the agreement, 241,572 shares of common stock, held in escrow as collateral for general representations and warranties made by Celotek under the agreement, were released after a period of one year from the closing.

     Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

   Current assets (including cash and cash equivalents of $253)      $  2,429
   Property and equipment ......................................        1,059
   Acquired technology .........................................       12,077
   In-process technology .......................................        3,681
   Goodwill ....................................................        7,225
   Other intangibles ...........................................        1,403
   Current liabilities .........................................       (1,189)
   Long-term debt assumed ......................................         (185)
                                                                     --------
                                                                     $ 26,500
                                                                     ========

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

     The Company allocated $3.7 million to acquired in-process research and development that had not reached technological feasibility as of the date of the transaction. The acquired in-process research and development was approximately 80% complete towards development of a reduced cost asynchronous transfer mode encryptor. The primary remaining efforts associated with the development of the technology included several key areas. The key areas were completing the hardware and electronics necessary to make the product functional and shock and heat testing. The Company incurred approximately 27 person months of additional development since acquisition and completed the initial development of the technology in November 2000.

     The values  assigned to acquired in process  research and  development  was
determined  by  estimating  the  costs  to  develop  the  purchased   in-process
technology into a commercially viable product, estimating

                               Cylink Corporation
the resulting net cash flows from the product and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development was based on estimates of relevant market sizes, growth factors, expected trends in technology and other factors. Operating expenses were estimated based on historical results and anticipated profit margins.

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

     The following unaudited pro forma information shows the results of operations for the years ended December 31, 2000 and 1999, respectively, as if the Celotek acquisition had occurred at the beginning of the earliest period presented and at the purchase price established in October 2000 (in thousands, except per share amounts):

                                                   Year ended December 31,
                                                ------------------------------
                                                     2000             1999
                                                     ----             ----
   Total revenue ............................     $   69,567       $  60,647
   Net loss .................................     $  (39,791)      $ (22,372)
   Loss per share -- basic and diluted: .....     $    (1.25)      $   (0.73)


     Security Design International

     On July 21, 1999, Cylink acquired Virginia-based SDI, a security consulting and professional services company that provide network vulnerability assessments. Concurrent with the acquisition, Cylink entered into employment contracts with four SDI shareholders. In connection with the acquisition and employment agreements, Cylink (1) paid cash of $572,000 (including $122,000 of transaction costs), (2) issued 306,402 shares of Cylink common shares valued at $1.7 million into escrow, to be released in annual installments as the shares vest over a three-year employment period, (3) issued options to purchase 150,000 of Cylink common shares at $3.84 per share, which vest over four years of continued employment, and (4) agreed to pay bonuses of up to $1.925 million contingent upon continued employment and the achievement of specified revenue and profitability goals during the following three years. Deferred compensation resulting from the issuance of the escrowed common shares and the stock options totaled $2.034 million and is reported as a reduction to shareholders' equity, to be amortized over the applicable vesting period. The acquisition was recorded using the purchase method, and the goodwill arising from the transaction ($436,000) is being amortized over three years. The results of operations of SDI are included in the accompanying consolidated financial statements from the date of acquisition through the date of sale. Revenues from SDI were insignificant in comparison to Cylink's consolidated revenues during 1999.

     On April 9, 2001, Cylink Corporation sold SDI to a private company. Of the original consideration enumerated above, (1) 120,762 shares of the 306,402 shares issued to escrow were returned to the Company and cancelled, as SDI was divested prior to the three year holding period contemplated by the original purchase agreement. (2) 98,926 options of the original 150,000 options to acquire Cylink common shares were cancelled unvested, and (3) no bonuses were paid during the ownership period due to the failure of SDI to achieve its financial goals. The remaining unamortized deferred compensation of

                               Cylink Corporation

$157,000 relating to the options issued and $546,000 relating to the escrowed shares was reversed to additional paid-in-capital at the time of the sale, as SDI was divested prior to the three year holding period contemplated by the original purchase agreement.

5. Divestitures

     On April 9, 2001, the Company sold SDI to a private company in exchange for 209,425 shares of Series C preferred stock representing a minority interest in that company (see Note 4). No gain or loss was recorded on the transaction. The Company evaluated the carrying value of its investment in the preferred shares of that private company at December 31, 2001, and recorded a charge for impairment of the value of that investment in the amount of $0.3 million.

     On June 22, 2001, the Company announced that it would close or sell its Israeli subsidiary, Algorithmic Research, Ltd. ("ARL"). The Company recorded a $2.5 million charge during the second quarter of 2001, resulting from the write-down of assets associated with the wind-up of that subsidiary. On August 9, 2001, Cylink executed an Allotment and Conversion Agreement and various related documents (collectively the "ARL Divestiture"), under which Cylink effectively transferred ownership in ARL to ARL's existing employees. More specifically, Cylink transferred an 81% ownership in ARL to a trustee acting on behalf of ARL's existing employees, and converted its remaining minority interest and its intercompany debt of approximately $13.1 million to preferred stock of ARL having certain rights and privileges in the event of ARL's sale or liquidation. The fair value of these preferred shares was considered to be nil and accordingly, no value has been assigned to Cylink's ownership interest in the preferred stock. As part of the ARL Divestiture, Cylink paid $1.5 million, and forgave an additional $1.45 million in intercompany debt, for sale of ARL's virtual private networking technology, a royalty free, irrevocable license to ARL's remaining base of existing intellectual property solely for incorporating into Cylink Products, and a release and waiver from all of ARL's existing employees. Cylink also agreed to assign certain contracts to ARL concerning licenses of ARL's products, and to wind up ARL's subsidiaries' operations in Germany and Singapore. Under the ARL Divestiture, ARL will retain ownership and responsibility for all of its other assets and liabilities. The Company incurred an additional $0.3 million loss in connection with the divestiture during the third quarter of 2001.

6. Working Capital Loan

     On June 27, 2001, Cylink entered into a loan and security agreement with a bank under which it may borrow up to $7.5 million by way of revolving advances. The loan is secured by all of Cylink's tangible assets and contains a covenant to maintain a minimum tangible net worth. The Company was in compliance with its financial covenant at December 31, 2001, but breached it's covenant in February 2002. The revolving loan provides for loan advances up to 80% of Cylink's eligible accounts receivable, bears interest at a rate 1.75% above the Bank's prime rate of interest (prime was 4.75% as of December 31, 2001) and is due June 27, 2002. Cylink paid a commitment fee of $0.08 million at the inception of the loan which is being amortized over its one-year term. There have been no advances made under the loan since its inception.

     As a result of the acquisition of Celotek, Cylink acquired an equipment line of credit for up to $2 million. This line matures December 1, 2002 and bears interest at the prime rate plus 1%. As of December 31, 2001, borrowings under the equipment line were $139,000. The equipment line requires the Company to maintain certain liquidity and profitability covenants, with which the Company was not in compliance. Accordingly all amounts outstanding at December 31, 2001 have been classified as short term.

                               Cylink Corporation

7. Details of Balance Sheet Components

                                                                         December 31,
                                                                  ---------------------------
                                                                      2001           2000
                                                                  ------------   ------------
                                                                        (in thousands)
         Inventories:
            Raw materials .....................................    $   2,482      $   5,708
            Work in process and subassemblies .................        1,171          2,768
            Finished goods ....................................        1,179          2,265
                                                                   ---------      ---------
                                                                   $   4,832      $  10,741
                                                                   =========      =========
         Property and equipment:
            Machinery and equipment ...........................    $   9,393      $  11,237
            Leasehold improvements ............................        3,525          3,618
            Software ..........................................        2,696          2,646
            Furniture and fixtures ............................        1,870          1,996
            Land and building .................................           --            814
                                                                   ---------      ---------
                                                                      17,484         20,311
            Less: accumulated depreciation and
               amortization ...................................      (11,409)       (10,070)
                                                                   ---------      ---------
                                                                   $   6,075      $  10,241
                                                                   =========      =========
         Accrued liabilities:
            Compensation and benefits .........................    $   2,310      $   5,411
            Legal and Accounting costs ........................        1,028            558
            Warranty costs ....................................          878            555
            Restructuring provisions, current portion .........          578             --
            Distributor commissions ...........................          117            140
            Employee severance costs ..........................           56            731
            Royalties .........................................           45            159
            Other .............................................          427          1,792
                                                                   ---------      ---------
                                                                   $   5,439      $   9,346
                                                                   =========      =========

                               Cylink Corporation

8. Income Taxes

     Income tax provision (benefit) for income from continuing operations consists of the following:

                             Year ended December 31,
                      ------------------------------------------
                          2001           2000           1999
                          ----           ----           ----
                                    (in thousands)

  Current:
  Federal .........     $ (1,919)      $ (1,096)       $  36
  State ...........           --         (2,071)           6
  Foreign .........           --             --            4
                        --------       --------        -----
                        $ (1,919)      $ (3,167)       $  46
                        ========       ========        =====
  Deferred:
  Federal .........     $    800       $  1,496        $ (34)
  State ...........           --          2,071           (6)
  Foreign .........           --             --          168
                        --------       --------        -------
                             800          3,567          128
                        --------       --------        -------
                        $ (1,119)      $    400        $ 174
                        ========       ========        =======

     Deferred tax assets (liabilities) comprise the following:

                                                                 December 31,
                                                          ---------------------------
                                                              2001           2000
                                                              ----           ----
                                                                (in thousands)
  Assets:
  Net operating loss and credit carryforwards .........    $  20,209      $  15,615
  Inventory reserves and basis differences ............        3,579          2,171
  Accrued expenses ....................................        1,761          1,870
  Product reserves ....................................        1,294            867
  Warranty reserve ....................................          481            285
  Bad debt reserve ....................................          197            132
  Unrealized capital loss .............................           --          1,315
  Other ...............................................           --            272
                                                           ---------      ---------
     Total deferred tax assets ........................       27,521         22,527
                                                           ---------      ---------
  Valuation allowance .................................      (27,521)       (21,727)
                                                           ---------      ---------
  Net deferred tax assets .............................    $      --      $     800
                                                           =========      =========

     Net deferred tax assets at December 31, 2001 and 2000 are based on the Company's estimated available carryback capacity. The Company recorded a valuation allowance against the remainder of its deferred tax assets.

     At December 31, 2001, the Company has net operating loss (NOL) carryforwards of approximately $31,029,000 and $19,561,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire through 2021, while the state NOL carryforwards expire through 2006.

     At December 31, 2001, the Company has federal and state research credit carryforwards of approximately $4,448,000 and $2,735,000, respectively. The federal credits expire through 2021 and the state credits have no expiration.

     In addition, the Company has state manufacturing credit carryforwards of approximately $358,000, which expire through 2011.

                               Cylink Corporation

     The  provision  (benefit)  for  income  taxes  for  continuing   operations
reconciles to the amount computed by applying the United States federal statutory rate to income before taxes as follows:

                                                                   Year ended December 31,
                                                              --------------------------------
                                                               2001         2000         1999
                                                               ----         ----         ----
         U.S. federal statutory income tax rate ..........    (35.0)%      (35.0)%      (35.0)%
         State taxes, net of federal tax benefit .........       --         (5.7)        (4.7)
         Research and development tax credits ............     (0.8)        (1.8)        (4.4)
         Change in valuation allowance ...................     20.3         37.6         23.8
         Foreign losses not benefitted ...................      5.5          7.6         15.2
         Other ...........................................      4.5         (1.7)         6.1
                                                              -----        -----        -----
         Effective Tax Rate ..............................     (5.5)%        1.0%         1.0%
                                                              =====        =====        =====

9. Preferred stock

     In connection with the Company's initial public offering in 1996, the Board of Directors authorized the issuance of up to 5,000,000 shares of undesignated preferred stock and the Board has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. No preferred stock had been issued as of December 31, 2001.

10. Stock option plans

     The Company has three stock option plans: the 1994 Flexible Stock Incentive Plan which was the successor plan to the 1987 plan ("1994 Plan"), the Cylink ATM Technology Center 2000 Stock Option Plan ("2000 Plan"), and the Cylink Corporation 2001 Non-Qualified Stock Incentive Plan ("2001 Plan"). The 1994 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 8,050,000 Common Shares. Stock options may be granted at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Through December 31, 2001, all nonqualified stock options have been granted at or above 100% of the fair market value of the stock on the date of grant. Options granted under the 1994 Plan are exercisable at such times and under such conditions as determined by the Board of Directors, and generally vest over four years. Options generally expire six years from the date of grant.

     The Company adopted the 2000 Plan in conjunction with the acquisition of Celotek Corporation in 2000. The 2000 Plan provides for the grant of incentive stock options and nonqualified stock options to executives, employees and consultants to purchase up to 300,000 Cylink Common Shares.

     The Company adopted the 2001 Plan in September 2001. The 2001 Plan provides for the grant of nonqualified stock options to executives, employees and consultants to purchase up to 2,000,000 Cylink Common Shares.

                               Cylink Corporation

   Option activity is summarized as follows:

                                                                                                  Weighted
                                                                     Shares                       Average
                                                                   Available       Options        Exercise
                                                                   for grant     Outstanding       Price
                                                                  -----------   -------------   -----------
                                                                            (thousands of shares)
Balance at December 31, 1998 (1,746,000 shares exercisable at a
 weighted average exercise price of $6.49 ) .....................     2,399          6,100       $   5.58
   Approved .....................................................        --
   Granted at market price (weighted average fair value of $3.01)    (2,848)         2,847           6.35
   Granted below market price (weighted average fair value
    of $2.96) ...................................................      (150)           150           3.84
   Exercised ....................................................        --           (456)          2.03
   Canceled .....................................................     1,752         (1,742)          8.36
                                                                     ------         ------
Balance at December 31, 1999 (2,269,000 shares exercisable at a
 weighted average exercise price of $5.10) ......................     1,153          6,899       $   5.19
   Approved .....................................................     1,200
   Granted at market price (weighted average fair value of $5.92)    (3,036)         3,036           8.61
   Granted above market price (weighted average fair value
    of $0.23) ...................................................       (59)            59          16.98
   Exercised ....................................................        --           (978)          5.63
   Canceled .....................................................     1,470         (1,470)          6.20
                                                                     ------         ------
Balance at December 31, 2000 (2,919,000 shares exercisable at a
 weighted average exercise price of $5.17) ......................       728          7,546       $   6.39
   Approved .....................................................     1,200
   Granted at market price (weighted average fair value of $0.62)    (2,484)         2,484           0.88
   Granted above market price (weighted average fair value
    of $0.17) ...................................................    (1,300)         1,300           0.54
   Exercised ....................................................        --            (38)          0.88
   Canceled .....................................................     3,689         (3,689)          5.80
                                                                     ------         ------
Balance at December 31, 2001 ....................................     1,833          7,603       $   3.88
                                                                     ======         ======       ========

     Significant option groups outstanding at December 31, 2001, and related weighted average exercise price and contractual life information are as follows:

                                      Options Outstanding                          Options Exercisable
                     -----------------------------------------------------   -------------------------------
                                          Weighted
                                           Average
                                          Remaining           Weighted                           Weighted
     Range of            Number       Contractual Life         Average           Number          Average
  Exercise Prices     Outstanding        (in years)        Exercise Price     Outstanding     Exercise Price
------------------   -------------   ------------------   ----------------   -------------   ---------------
$ 0.01 to $ 0.54      2,741,000               5.7             $   0.52           480,000        $   0.41
$ 0.55 to $ 3.75      1,829,000               4.8                 2.28           717,000            2.87
$ 3.81 to $ 4.25      1,136,000               3.2                 4.19           922,000            4.19
$ 4.50 to $17.00      1,897,000               4.4                10.09         1,251,000            8.84
                      ---------                                                ---------
                      7,603,000               4.8             $   3.88         3,370,000        $   5.10
                      =========                                                =========

Pro forma stock compensation disclosures

     The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was

                               Cylink Corporation
developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards under the 1994 Plan:

                                        2001         2000         1999
                                        ----         ----         ----
  Expected life (years) ............    2.26         2.54         2.90
  Risk-free interest rate ..........    3.97%        6.43%        5.39%
  Volatility .......................  134.00%      120.00%       80.00%
  Dividend yield ...................    0.00%        0.00%        0.00%

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted, the Company's net loss and net loss per share would have been changed to the pro forma amounts below for the years ended December 31, 2001, 2000 and 1999 (in thousands, except for per share amounts):

                                                             Years ended December 31
                                                 ------------------------------------------------
                                                      2001             2000             1999
                                                 --------------   --------------   --------------
  Net loss                       As reported       $(20,050)        $(35,388)        $(14,573)
                                 Pro forma          (23,858)         (43,587)         (21,568)
  Net loss per share             As reported       $  (0.62)        $  (1.15)        $  (0.50)
  -- (basic and diluted)         Pro forma            (0.73)           (1.42)           (0.74)

11. Employee Stock Purchase Plan

     In January 2000, Cylink adopted an Employee Stock Purchase Plan that makes available shares of the Company's common stock for full time employees of the Company to purchase at a discount to the open market price through a payroll deduction plan. From its adoption through December 31, 2001, 526,800 shares have been made available for purchase under the Plan. Employee contributions were limited to 12% of their base compensation during the initial five-month offering period and 10% of their base compensation during each subsequent six-month offering period, subject to an overall limitation of $25,000 per year. Employee contributions that are accumulated during the offering period are used to purchase Cylink Common Stock at the end of the offering period at a 15% discount to the lower of the Cylink market prices at the first day and the last day of the offering period.

12. 401K Plan

     U.S. employees may participate in the The Cylink Corporation 401(k) Savings and Retirement Plan, which was established as a supplemental retirement program. Beginning May 1, 1987, enrollment in the 401k Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401K Plan program, Cylink matches contributions by employees up at the rate of 100% of an employee's annual compensation to a maximum of $1,000.00 per year. Cylink's expense related to the 401k Plan was $0.2 million in 2001, $0.3 million in 2000 and nil in 1999.

13. Notes Receivable From Employees or Former Employees

     During 1997, 1998 and 1999, the Company made loans to certain of its officers towards the purchase of their principal residences. Some of these officers are no longer employed by the Company. The notes are generally interest free and are secured by deeds of trust on the related residences. The Company has

                               Cylink Corporation
imputed interest on the notes based on an assumed interest rate of 8% per annum. One of the notes, with a face value of $558,500 was collected in full on September 20, 2001. Another of the notes, with a face amount of $1.4 million, was collected in full in December 2000. The remaining notes are carried at their discounted value, which aggregated $2.0 million at December 31, 2001. As of December 31, 2001, the remaining unamortized discount on the notes was $0.1 million. The notes mature as follows: $1.0 million in 2002, and $1.1 million in 2004.

14. Contingencies

     Securities Class Action.

     In 1998, we filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10K for 1997, reflecting restated financial results for those quarters, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against us and certain of our current and former directors and officers in federal courts in California. These complaints allege, among other things, that our previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused our common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and
Section 20 of the Exchange Act.

     The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). The action is currently pending before the Court.

     We believe we have meritorious defenses and adequate insurance for the damages claimed in these actions and we intend to defend the Company vigorously. However, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable and exceed our applicable insurance, our business, financial condition, cash flows and results of operations could be materially adversely affected.

     Other Litigation

     In addition, in the normal course of business, we, from time to time, receive inquiries or other communication with regard to possible infringement of third party intellectual property rights by our patents, or the features or content of certain of our products. We believe it is unlikely that the outcome of these infringement inquiries will have a material adverse effect on our financial position or results of operations, however if litigation results from any of these inquires and the outcome is unfavorable to us, it could have a material adverse effect on our cash flows, results of operations and financial condition.

     There  has  been   substantial   litigation   regarding  patent  and  other
intellectual property rights in the software and network security industry related industries. Further commercialization of our products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition or results of operations.

                               Cylink Corporation

15. Geographic Information

     The Company operates in one reportable segment: network security. Revenue from continuing operations and long-lived assets, classified by the major geographic areas in which the Company operates, were as follows:

                                                                 Year ended December 31,
                                                         ---------------------------------------
                                                             2001          2000          1999
                                                             ----          ----          ----
                                                                     (in thousands)
Revenue:
   Sales to unaffiliated customers:
    From United States to:
      Customers in United States .....................    $ 30,632      $ 41,567      $ 33,375
      Customers in Central and .......................
      South America ..................................         858         1,384         2,883
      Customers in Europe ............................       2,651         4,379         6,612
      Customers in Asia ..............................       4,643         5,537         4,925
    From Europe to customers in Europe ...............       7,332         7,758         5,662
    From Israel to:
      Customers in North America .....................          56           107           112
      Customers in Central and South America .........          --           314           828
      Customers in Europe ............................       1,825         3,544         3,759
      Customers in Asia ..............................         569         3,517         1,499
      Other ..........................................          --            --            --
                                                          --------      --------      --------
                                                          $ 48,566      $ 68,107      $ 59,655
                                                          ========      ========      ========

     Net sales are attributable to countries based upon shipment destination and service location.

                                  December 31,
                          -------------------------
                              2001          2000
                              ----          ----
                               (in thousands)
  Long-lived assets:
    United States .......  $ 25,755      $ 29,070
    Europe ..............       321           455
    Israel ..............        --         1,453
                           --------      --------
                             26,076        30,978
                           ========      ========

16. Lease Commitments

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

                               Cylink Corporation

     Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

                                                    Operating
                Year ending December 31,               Leases
                ----------------------------------   ----------
                  2002 ...........................    $  3,411
                  2003 ...........................       3,363
                  2004 ...........................       3,320
                  2005 ...........................       3,404
                  2006 ...........................       3,442
                  Subsequent to 2006 .............       9,374
                                                      --------
                  Total minimum payments .........    $ 26,314
                                                      ========

     Rent expense under operating leases totaled $4,702,000, $4,553,000 and $3,347,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

17. Selected Quarterly Financial Data (Unaudited)

     The following table shows selected unaudited financial data for the four quarters of 2000 and 2001.


                 Selected Quarterly Financial Data (Unaudited)
                    (in thousands except for share amounts)

                                                          April 2,     July 2,     Oct 1,     Dec. 31,
                                                            2000        2000        2000        2000
                                                            ----        ----        ----        ----
Total revenues .......................................   $ 17,738    $ 18,005    $ 17,192    $ 15,172
Gross profit .........................................     11,277      11,572      11,019       6,998
Operating loss .......................................     (6,561)     (6,540)    (10,818)    (12,140)
Net loss .............................................     (6,255)   $ (6,093)   $(10,708)   $(12,332)
Basic and diluted net loss per share .................   $  (0.21)   $  (0.20)   $  (0.35)   $  (0.39)
Shares used in computation of basic
 and diluted net loss per share ......................     30,051      30,511      31,007      31,515

                                                           April 1,    July 1,     Sep. 30,    Dec. 31,
                                                             2001        2001        2001        2001
                                                             ----        ----        ----        ----
Total revenues .......................................   $ 12,612    $ 13,571    $ 10,345    $ 12,038
Gross profit .........................................      8,267       7,618       5,440       8,604
Operating loss .......................................     (7,303)     (8,634)     (5,309)       (470)
Net loss .............................................     (7,132)   $ (7,418)   $ (4,759)   $   (741)
Basic and diluted net loss per share .................   $  (0.22)   $  (0.23)   $  (0.15)   $  (0.02)
Shares used in computation of basic
 and diluted net loss per share ......................     32,262      32,384      32,623      32,859

     The above quarterly data includes revenues and expenses of ARL up to August 9, 2001, the date of its divestiture.


18. Subsequent Events

     On February 8, 2002, Cylink received notice from the United States Postal Service ("USPS") that it was terminating its license to Cylink's Net Authority product as of March 17, 2002, noting that its decision was "not a reflection of the quality of work performance provided by Cylink" but was due to "USPS' immediate need to reduce cost" and downsize its non core businesses following the anthrax attack on its

                               Cylink Corporation
operations in October of 2001. Revenues from USPS during 2001 amounted to approximately $2.0 million. The Company recently granted a continuation of USPS' license, at its request, through May 30, 2002, but we expect this license and all further revenue earned under Cylink's contract with the USPS to expire in the second quarter of 2002. Although the Company continues to explore alternative sources of funding for our PKI development activity with other potential OEM customers, any effort to continue development and marketing of Cylink's PKI technology may fail to generate sufficient revenue to cover its costs if we continue in this business for the balance of 2002.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  information  required by this item is included under  "Proposal No. 1:
Election of Directors," "Other Information -- Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under "Other Information--Executive Compensation" in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under "Other Information--Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under "Other Information--Certain Transactions" in our Proxy Statement to be filed in connection with our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements -- Please see the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule, which appear on page 25 of this Report on Form 10-K.

         2. Financial Statement Schedule -- Please see the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule listed on page 25 of this Report on Form 10-K.

         3. Exhibits Index: The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report 10-K.

     (b) Reports on Form 8-K. None filed during the fourth quarter ended December 31, 2001.

                                                                               -

                                INDEX TO EXHIBITS

                       Item 14(a)) Description of Exhibit

  Exhibit
-----------
   2.1        Agreement and Plan of Reorganization by and between Cylink Corporation and
              Celotek Corporation, dated as of July 27, 2000. (1)
   2.2        Agreement and Plan of Reorganization by and among Cylink Corporation, Star
              Acquisition Corporation and Security Design International, Inc., dated as of June
              25, 1999.
   3.1        Amended and Restated Articles of Incorporation of the Registrant and Certificate of
              Amendment thereto dated March 5, 1996. (2)
   3.2        Bylaws, as amended. (2)
   3.3        Certificates of Amendment of the Bylaws dated March 26, 1997. (3)
   4.1        Reference is made to Exhibits 3.1, 3.2, and 3.3.
   4.2        Specimen certificate for Common Stock. (2)
  10.1        Form of Indemnification Agreement between the Company and each of its executive officers and directors. (2)
  10.2        Severance Agreement between the Company and Fernand B. Sarrat, dated as of
              November 3, 1998. (3) (4)
  10.3        Employment Agreement between the Company and William C. Crowell dated
              December 18, 1997, and restated as of September 1, 2001. (3)
  10.4        Company's 1994 Flexible Stock Incentive Plan, including forms of agreements thereunder, and amendments thereto. (2) (3)
  10.5        Lease dated May 10, 1999 by and between Orchard Jay Investors, LLC and David Brown as Landlord and Cylink Corporation,  as tenant, as amended August 5, 1999.
  21.1        Subsidiaries of the Company.
  23.1        Consent of Deloitte & Touche LLP.
  24.1        Power of Attorney. Reference is made to Page IV-2.


------------
(1) Incorporated by reference from the Company's reports on Form 8-K filed as of August 4, 2000 and September 11, 2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration No. 33-80719, which became effective February 15, 1996.

(3) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).

(4) Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996. Incorporated by reference from the Company's report on Form 10-K filed as of March 31, 1997 for the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYLINK CORPORATION


Date: March 28, 2002                 By: /s/ William P. Crowell
                                        ---------------------------------------
                                        William P. Crowell
                                        President and Chief Executive Officer


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

              Signature                                 Title                       Date
              ---------                                 -----                       ----
        /s/ WILLIAM P. CROWELL        President, Chief executive Officer        March 28, 2002
-----------------------------------   (Principal Executive Officer)
            William P. Crowell        and Director


  /s/ R. CHRISTOPHER CHILLINGWORTH    Vice President of Finance and Chief       March 28, 2002
-----------------------------------   Financial Officer (Principal
      R. Christopher Chillingworth    Financial and Accounting Officer)


        /s/ LEO A. GUTHART            Chairman of the Board                     March 28, 2002
-----------------------------------
            Leo A. Guthart


        /s/ ELWYN BERLEKAMP           Director                                  March 28, 2002
-----------------------------------
            Elwyn Berlekamp


        /s/ PAUL GAUVREAU             Director                                  March 28, 2002
-----------------------------------
            Paul Gauvreau


        /s/ WILLIAM W. HARRIS         Director                                  March 28, 2002
-----------------------------------
            William W. Harris


        /s/ HOWARD L. MORGAN          Director                                  March 28, 2002
-----------------------------------
            Howard L. Morgan

                                   SCHEDULE II

                               CYLINK CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1999, 2000 and 2001
                                (in thousands)

                                                            Additions
                                           Balance at      Charged to      Deductions     Balance
                                            Beginning     Statement of        from        at end
                                             of Year       Operations       Reserves      of Year
                                          ------------   --------------   ------------   --------
Allowance for doubtful accounts:
   Year ended December 31, 1999 .........    $ 1,251          $ 525           $ 835       $  941
   Year ended December 31, 2000 .........        941            874             316        1,499
   Year ended December 31, 2001 .........      1,499            268             710        1,057

                                                                   EXHIBIT 23.1


                          INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statements Nos. 333-65746 and 333-70242 of Cylink Corporation, on Form S-8 of our report dated February 8, 2002 (which expresses an unqualified opinion and includes an explanatory paragraph regarding a going concern uncertainty) appearing in this Annual Report on Form 10-K of Cylink Corporation for the year ended December 31, 2001.


/s/ DELOITTE & TOUCHE LLP


San Jose, California
March 28, 2002