Form 10-Q
period 2002-03-31
CYLINK CORP /CA/
filed 2002-05-15
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         As of May 13, 2002, there were 33,013,000 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                      Page
                                                                                      ----
                          PART I FINANCIAL INFORMATION

Item 1   Financial Statements

         a)   Condensed  Consolidated  Balance  Sheets  at  March  31,  2002 and
              December 31, 2001                                                          1

         b)   Condensed  Consolidated  Statements  of  Operations  for the three
              months ended March 31, 2002 and April 1, 2001                              2

         c)   Condensed  Consolidated  Statements  of  Cashflows  for the  three
              months ended March 31, 2002 and April 1, 2001                              3

         d)   Notes to Condensed Consolidated Financial Statements                       4

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           7

                            PART II OTHER INFORMATION                                   20

Item 1.  Legal Proceedings                                                              20

Item 6.  Exhibits and Reports on Form 8-K                                               21

         Signature                                                                      22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data; unaudited)

                                                                        March 31,          December 31,
                                                                          2002                 2001
                                                                        ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                            $  11,978            $   9,606
   Accounts receivable, net of allowances of $1,028 and $1,057              5,856               10,102
   Recoverable income taxes                                                   474                   50
   Inventories                                                              4,904                4,832
   Other current assets                                                     1,372                2,026
                                                                        ---------            ---------
            Total current assets                                           24,584               26,616

Restricted cash                                                             1,400                1,400
Property and equipment, net                                                 5,541                6,075
Acquired technology, goodwill and other intangibles, net                   16,109               16,648
Notes receivable from employee                                              1,039                1,021
Other assets                                                                  668                  932
                                                                        ---------            ---------
                                                                        $  49,341            $  52,692
                                                                        =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Equipment line of credit                                             $     104            $     139
   Accounts payable                                                         2,553                2,757
   Accrued liabilities                                                      5,433                5,439
   Income taxes payable                                                       410                  412
   Deferred revenue                                                         2,970                2,130
                                                                        ---------            ---------
         Total current liabilities                                         11,470               10,877
                                                                        ---------            ---------

Deferred revenue and other accruals, less current portion                   1,844                1,927

Commitments and contingencies (Note 6)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued and outstanding                                           --                   --
   Common stock, $0.01 par value; 55,000,000 shares authorized;
        32,883,000 and 32,872,000 shares issued and outstanding               329                  329
   Additional paid-in capital                                             158,365              158,359
   Deferred compensation                                                     --                   --
   Accumulated other comprehensive income (loss)                               11                  (18)
   Accumulated deficit                                                   (122,678)            (118,782)
                                                                        ---------            ---------
            Total shareholders' equity                                     36,027               39,888
                                                                        ---------            ---------
                                                                        $  49,341            $  52,692
                                                                        =========            =========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,    April 1,
                                                             2002        2001
                                                           --------    --------

Revenue                                                    $  7,099    $ 12,612
Cost of revenue                                               2,637       4,345
                                                           --------    --------
Gross profit                                                  4,462       8,267
                                                           --------    --------

Operating expenses:
   Research and development, net                              2,918       5,945
   Selling and marketing                                      3,056       5,749
   General and administrative                                 2,036       3,014
   Amortization of acquired intangibles                         510         862
                                                           --------    --------
            Total operating expenses                          8,520      15,570
                                                           --------    --------

Loss from operations                                         (4,058)     (7,303)

Other income (expense):
   Interest income, net                                          46         190
   Other expense, net                                           (86)        (19)
   Write-down of investment in unaffiliated company            (222)       --
                                                           --------    --------
         Total other income (expense)                          (262)        171
                                                           --------    --------

Loss before income taxes                                     (4,320)     (7,132)
Income tax benefit                                             (424)       --
                                                           --------    --------
Net loss                                                   $ (3,896)   $ (7,132)
                                                           ========    ========

Loss per share - basic & diluted:                          $  (0.12)   $  (0.22)
                                                           ========    ========

Shares used in per share calculation - basic & diluted       32,956      32,262
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

                                                                Three months ended
                                                               --------------------
                                                               March 31,    April 1,
                                                                 2002         2001
                                                               --------    --------
Cash flows from operating activities:
   Net loss                                                    $ (3,896)   $ (7,132)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Loss on disposition of fixed assets                         19        --
         Depreciation                                               706         825
         Amortization                                               510         862
         Amortization of imputed interest on note receivable        (18)       --
         Deferred compensation related to stock options            --           272
         Changes in operating assets and liabilities:
            Accounts receivable                                   4,246       2,476
            Recoverable income taxes                               (424)       --
            Inventories                                             (72)      1,088
            Other assets                                           (293)       (953)
            Accounts payable                                       (204)     (1,372)
            Accrued liabilities                                      12      (1,239)
            Income taxes payable                                     (2)        244
            Deferred revenue                                        757       1,919
                                                               --------    --------
         Net cash provided by (used in) operating activities      1,341      (3,010)

Cash flows from investing activities:
   Acquisition of property and equipment                           (191)       (129)
   Collections of receivable from former employee                 1,000        --
   Write down of investment in unaffiliated company                 222        --
   Adjustments to acquisition price of Celotek Corporation         --          (231)
                                                               --------    --------
               Net cash provided by (used in) investing
                  activities                                      1,031        (360)
                                                               --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                        6           7
   Other                                                            (35)        (44)
                                                               --------    --------
               Net cash used in financing activities                (29)        (37)
                                                               --------    --------
Effect of exchange rate changes on
   cash and cash equivalents                                         29          85
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents              2,372      (3,322)
Cash and cash equivalents at beginning of period                  9,606      15,250
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 11,978    $ 11,928
                                                               ========    ========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or the "Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

     The statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

     Certain 2001 financial statement amounts were reclassified to conform with 2002 classifications. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

2.   Accounting Changes

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective for business combinations initiated after that date. In August 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. In July the FASB issued SFAS 143, "Accounting for Retirement Obligations." The adoption of SFAS 141, SFAS 143 and SFAS 144 did not have a material effect on our financial condition or results of operations.

     Accounting for Business Combinations, Goodwill and Intangible Assets: In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill is no longer amortized, but tested for impairment at least annually, or more frequently if certain indications arise. The Company has adopted SFAS 142 effective January 1, 2002. Cylink is required to complete the transitional goodwill impairment test by June 30, 2002. Cylink completed initial goodwill impairment tests as of January 1, 2002 and March 31, 2002 and has determined that no impairment of goodwill had occurred as of those dates. Therefore, no impairment loss was recorded for the three months ended March 31, 2002. Subsequent impairment losses, if any, will be reflected in operating income or loss in the consolidated statement of operations. The fair value of the Company may be dependent on the future valuation of the Company's stock, projected future cashflows of the business, and other factors that might affect the independent valuation of the Company when compared to its carrying value and may require Cylink to make an additional determination prior to June 30, 2002. The Company is not able to predict at this time whether the determination of fair value under SFAS 142 will result in an impairment of goodwill at that future date. Given the $16.1 million net carrying value of its investment in intangibles at March 31, 2002, an impairment determination could have a material impact on Cylink's financial position and results of operations. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net loss would have been as follows:

                                                       Three months ended:
                                                   -------------------------
                                                    March 31,       April 1,
                                                      2002            2001
                                                   -------------------------
                                                        (in thousands)

Reported net loss                                    (3,896)        (7,132)
Add back goodwill amortization,
  net of income taxes                                  --              352
                                                   --------       --------
Proforma adjusted net loss                           (3,896)        (6,780)
                                                   ========       ========

3.   Inventories

                                                March 31,    December 31,
                                                  2002           2001
                                                 ------         ------
                                                      (in thousands)
Inventories:
   Raw materials                                 $1,731         $2,482
   Work in process and subassemblies              1,995          1,171
   Finished goods                                 1,178          1,179
                                                 ------         ------
                                                 $4,904         $4,832
                                                 ======         ======

4.   Loss Per Share

     Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding, excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. As of March 31, 2002 and April 1, 2001, the Company had 7,606,000 and 7,156,000 stock options outstanding with a weighted average exercise price of $3.87 and $6.32, respectively. These options expire on various dates through 2008. All potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive on the net loss for the periods presented.

5.   Comprehensive Loss

     The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                                  Three Months Ended
                                             ----------------------------
                                                Mar 31,         April 1,
                                                 2002            2001
                                              --------        --------
      Net loss                                $ (3,896)       $ (7,132)
      Other comprehensive income                    29              85
                                              --------        --------
      Total comprehensive loss                $ (3,867)       $ (7,047)
                                              ========        ========

6.   Commitments and Contingencies

     Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7.   Restructuring Charge

     In the fourth quarter of 2001, the Company recorded a $1.4 million charge to accrue for losses relative to the estimated costs of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space in Santa Clara. The current and long-term portions of the restructuring reserve of approximately $0.7 million each are reflected in accrued liabilities and in non-current liabilities in the condensed consolidated balance sheet as of March 31, 2002. The reserves were essentially unused through March 31, 2002, but will be utilized primarily for lease termination costs associated with the Company's headquarters in future periods.

8.   Goodwill & Other Intangible Assets

         Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

                                                      Total
                                                   ----------
        Balance as of December 31, 2001              $ 5,888
        Goodwill Acquired during the period                -
        Write-off of Cylink-Belgium                      (29)
                                                   ----------
        Balance as of March 31, 2002                 $ 5,859
                                                   ==========


         In connection with the adoption of SFAS No. 142 "See Note 2", the company performed a transitional impairment test on goodwill and determined that no impairment was necessary.

     Information regarding the Company's other intangible assets follow (in thousands):

                                   As of March 31, 2002                    As of December 31, 2001
                           ------------------------------------    ------------------------------------
                            Carrying   Accumulated                  Carrying    Accumulated
                             Amount    Amortization      Net         Amount     Amortization     Net
                           ----------   ----------   -----------   ----------   ----------   ----------
Developed Technology        $ 12,077     $ (2,736)    $   9,341     $ 12,077     $ (2,304)    $  9,773
Customer Base                    894         (285)          609          894         (240)         654
Acquired Workforce               509         (209)          300          509         (176)         333
                           ----------   ----------   -----------   ----------   ----------   ----------
Total                       $ 13,480     $ (3,230)    $  10,250     $ 13,480     $ (2,720)    $ 10,760
                           ==========   ==========   ===========   ==========   ==========   ==========


         Amortization expense of other intangible assets was $510,000, for the three months ended March 31, 2002.

         The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows:

                   Year Ended            Amortization
                  December 31,              Expense
                  ------------             ---------
                     2002                  $ 2,040
                     2003                    2,040
                     2004                    1,996
                     2005                    1,848
                     2006                    1,728
                  ------------             ---------
                    Total                  $ 9,652
                                           =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. Forward-looking statements in this Report, include, without limitation statements regarding: the Company's expectations regarding adoption of SFAS 141, 143 and 144; predictions regarding the impact of the adoption of its goodwill impairment tests; revisions to the Company's financial plan and implementation by the Company of the plan and cost cutting measures; failure of the Company to meet covenants in its loan documents and the need to seek additional funds to support working capital requirements; failure to raise additional funds as needed; plans to continue cost reducing measures in 2002; belief that the Company has meritorious defenses and adequate insurance for the damages claimed in shareholder litigation actions and the Company's intentions to defend itself vigorously.

     These forward-looking statements and any expectations based on such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Any of Cylink's actual results could differ materially from those included in such forward-looking statements. The above forward-looking statements are subject to the risks and uncertainties further discussed under "Risk Factors That May Affect Future Results" beginning on page 11.

     All forward-looking statements included in this document are based on information available to Cylink on the date hereof, and Cylink assumes no obligation to update any such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. The reader should also consult the cautionary statements and risk factors listed from time to time in Cylink's Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders for other trends, risks or uncertainties which could cause the Company's results to differ from those expressed in such forward looking statements.

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

Critical Accounting Policies and Estimates

     Cylink's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cylink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Cylink evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Cylink bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     A description of those accounting policies that Cylink believes are critical is contained in the Company's Annual Report on Form 10-K. In addition, Cylink believes the following accounting policies became critical during the current quarter and affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Valuation of Goodwill and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                      Three months ended
                                                       ----------------
                                                      March 31,  April 1,
                                                       2002       2001
                                                       -----      -----

Revenue                                                100.0%     100.0%
Cost of revenue                                         37.2       34.5
                                                       -----      -----
Gross profit                                            62.8       65.5
Operating expenses:
  Research and development, net                         41.1       47.1
  Selling and marketing                                 43.0       45.6
  General and administrative                            28.7       23.9
  Amortization of purchased intangibles                  7.2        6.8
                                                       -----      -----
     Total operating expenses                          120.0      123.4
                                                       -----      -----
Loss from operations                                   (57.2)     (57.9)
Other income (loss), net                                (3.7)       1.4
                                                       -----      -----
Loss before income taxes                               (60.9)     (56.5)
Income tax benefit                                      (6.0)       --
                                                       -----      -----
Net loss                                               (54.9)%    (56.5)%
                                                       =====      =====

     Revenue. Revenue decreased 44% from $12.6 million for the three months ended April 1, 2001 to $7.1 million for the three months ended March 31, 2002. The decrease is primarily due to lower unit volumes resulting from the market slowdown generally and the divestiture of our Israeli subsidiary Algorithmic Research, Limited (ARL) by the Company. International revenue comprised 19% and 39% of total revenue for the first quarter of 2002 and 2001, respectively. The decline in international revenues in the first quarter of 2002 as a percentage of total revenue from the prior year first quarter primarily was due to lower revenues generally, reduced sales to international customers, and the divestiture of ARL.

     Gross Profit. Gross profit decreased from $8.3 million for the three months ended April 1, 2001 to $4.5 million for the three months ended March 31, 2002. This decrease in dollars primarily was a result of the overall decrease in revenue for the same period. As a percentage of sales, gross profit was approximately 66% and 63% for the quarters ended April 1, 2001 and March 31, 2002, respectively. The decrease in gross profit as a percentage of revenue was due to lower product margins resulting from the spread of fixed manufacturing and facility costs over a much lower revenue base, and modest excess and obsolete inventory adjustments, offset by higher service revenue margins due to benefits realized from cost reduction programs implemented by the Company in 2001.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, and depreciation of development equipment, facilities and supplies. Research and development expenses decreased 51% from $5.9 million for the three months ended April 1, 2001 to $2.9 million for the three months ended March 31, 2002. Gross research and development expenses as a percentage of revenue were 47% for the first quarter of 2001 and 41% for the first quarter 2002. The decrease in research and development expenses in dollars and as a percentage of revenue for the first quarter of 2002 as compared to the first quarter of 2001 was a result of reduced project spending and headcount due to cost savings initiatives implemented by the Company and the divestiture of ARL.

     Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for public relations, seminars and trade shows. Selling and marketing expenses decreased 46% from $5.7 million for the three months ended April 1, 2001 to $3.1 million for the three months ended March 31, 2002. Selling and marketing expenses as a percentage of revenue were 46% and 43% for the first quarter of 2001 and 2002, respectively. The decrease in sales expenses, both in dollars and as a percentage of revenue, for the first quarter of 2002 as compared to the first quarter of 2001, primarily was due to lower commission spending driven by decreased revenues, lower headcount spending driven by the reduction in workforce actions taken during 2001, and lower marketing and bonus spending due to the implementation of cost savings initiatives by the Company. Selling and marketing expenses, expressed as a percentage of revenue, decreased more as a result of the above spending reductions rather than the revenue declines for the same period.

     General and Administrative. General and administrative expenses consist primarily of personnel and related costs, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 33% from $3.0 million for the three months ended April 1, 2001 to $2.0 million for the three months ended March 31, 2002. General and administrative expenses as a percentage of revenue were 24% and 29% for the first quarter of 2001 and 2002, respectively. The decrease of general and administrative expenses in dollars for the first quarter of 2002 versus the first quarter of 2001 primarily was due to lower headcount spending driven by the reduction in workforce actions taken during 2001, and lower bonus spending due to the implementation of cost savings initiatives by the Company. The increase in general and administrative expenses as a percentage of revenue for the first quarter of 2002 as compared to the first quarter of 2001 is due to the decline in revenues for the period rather than the reduction in general and administrative expenditures.

     Amortization of Acquired Intangibles. Amortization of intangible assets declined from $0.9 million for the first three months ended April 1, 2001 to $0.5 million for the three months ended March 31, 2002. Pursuant to the adoption of Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangibles," on January 1, 2002, Cylink ceased amortizing its goodwill.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, royalty income, and impairment losses from investments in non-operating companies. Other income, net decreased from $0.2 million for the quarter ended April 1, 2001 to a loss of ($0.3) million for the quarter ended March 31, 2002, principally due to reduced interest income from lower interest rates applied to lower average cash balances, foreign currency losses, and an impairment loss of $0.2 million on the Company's investment in an unaffiliated company.

     Provision for Income Taxes. A benefit from income taxes was recognized in the quarter ended March 31, 2002, resulting from a change in the tax laws effective in the first quarter of 2002 allowing the Company to recapture alternative minimum taxes previously paid in a prior period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had working capital of $13.1 million (including cash and cash equivalents of $12.0 million) and minimal long-term obligations. For the three months ended March 31, 2002, the Company recorded a net loss of $3.9 million. Net cash provided by operating activities for the first three months of 2002 was

$1.6 million, consisting primarily of the loss from operations, more than offset by a decrease in working capital, which decrease in working capital included a decrease in accounts receivable of $4.2 million, an increase in deferred revenue of $0.8 million, partially offset by an increase in inventories of $0.1 million, a decrease in accounts payable and accrued liabilities of $0.2 million, and an increase in other assets of $0.3 million. The decrease in accounts receivable was due to lower shipments during the first quarter of 2002, but was supported by improved collection activities. The increase in inventories was due to procurements made by the Company in anticipation of higher shipments, which did not materialize. The decrease in accounts payable was the result of stricter purchasing controls implemented by the Company. The decrease in accrued liabilities was due principally to decreased commission, and bonus liabilities, along with decreased employment liabilities resulting from reduced headcount.

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

     Cash provided by investing activities was $1.0 million for the three months ended March 31, 2002 as compared to $0.4 million used for the three months ended April 1, 2001. Cash provided by investing activities for the first three months of 2002 resulted from the collection of a $1.0 million note receivable, partially offset by the acquisition of $0.2 million of property, plant and equipment. Cash used in investing activities for the first three months of 2001 provided for the acquisition of $0.1 million of property, plant and equipment and $0.2 million adjustment to the acquisition price of Celotek Corporation.

     Cash used in financing activities for the three months ended March 31, 2002 and April 1, 2001 was not material in both periods.

     On June 27, 2001, the Company entered into a loan and security agreement with a bank under which it can borrow up to $7.5 million by way of revolving advances. This loan is secured by all of Cylink's tangible assets and contains a covenant to maintain a minimum tangible net worth. The Company fell out of compliance with its covenant in February 2002 and continues not to be in compliance as of March 31, 2002. The Company is working with the bank to revise its covenants so that it can be in compliance in the future; however, until those covenants are reset, no borrowings are available under this loan. There have been no borrowings made under the loan since its inception.

     In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $0.3 million. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of March 31, 2002, the outstanding balance under the equipment line was $0.1 million. The equipment line requires the Company to maintain certain liquidity and profitability covenants, with which the Company was not in compliance as of March 31, 2002.

     As of the date of filing of this Quarterly Report on Form 10Q, the Company's revenue to date for 2002 is significantly below the revenue anticipated under its current financial plan. Under the Company's financial plan for 2002, the Company had projected a positive operating cashflow for the 2002 fiscal year. Due to the decrease in the Company's revenues below the amounts anticipated by the Company under its financial plan, the Company is in the process of revising its financial plan and intends to initiate certain actions with the purpose of cutting costs in accordance with its actual and lowered revenue. However, there can be no assurance that the Company will be able to implement or achieve a revised plan, or that the Company's existing cash balances and available borrowing will be sufficient to fund operations through 2002. Cylink's revolving line of credit is subject to borrowing limits based on the amount of the Company's eligible accounts receivable. This line of credit is also subject to the Company's satisfaction of a certain financial covenant during the term of the loan with which the Company is not currently in compliance.

     In the event the Company's financial plan is unsuccessful, or it is otherwise unable to satisfy the conditions for its use of the revolving line of credit, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders. If Cylink is unsuccessful in implementing it's revised financial plan, and cannot raise additional funds, either through its line of credit or other sources, the Company may not have the resources to maintain its operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses, and may not be able to meet our needs for working capital.

     We incurred significant net losses in 2001 and in prior years. We had an accumulated deficit of $122.7 million as of March 31, 2002. Our prior losses may also adversely impact our ability to raise additional capital if required to sustain our operations.

     As of the date of filing of this Quarterly Report on Form 10-Q, our revenue to date for 2002 is significantly below the revenue anticipated under our current financial plan. Under our financial plan for 2002, we had projected a positive operating cash flow for the 2002 fiscal year. Due to the decrease in our revenues below the amounts anticipated by us under our financial plan, we are in the process of revising our financial plan and intend to initiate certain actions with the purpose of cutting costs in accordance with our actual and lowered revenue. However, there can be no assurance that we will be able to implement or achieve our revised plan, or that our principal sources of liquidity, which include cash and cash equivalents of $12.0 million as of March 31, 2002 and prospective borrowing via our revolving line of credit, will satisfy our current anticipated working capital and capital expenditure requirements through at least the next twelve months. Our credit line expires in June 2002. In February 2002, we breached certain financial covenants contained in the loan agreement for such credit line and we continue not to be in compliance with such covenants. There is no guarantee that we will satisfy these covenants or other covenants in the loan agreement in the future, and there is no guarantee that the bank will renew the credit line in June 2002. If we fail to meet our financial covenants or if the bank does not renew the facility, the line of credit will not be available to fund our operations if it is needed.

     In 2001,  we began to realize  the  benefits  of the  actions  taken in the fourth quarter of 2000, and throughout 2001 to reduce operating costs in our core business. We plan to continue such cost reducing measures in 2002. However, there can be no assurance that we will be able to continue reducing costs at a pace that reflects further reduction in revenues, or that we will not need to raise additional capital to fund operations within this period or that additional financing can be obtained on acceptable terms, or at all. If additional funds are raised by issuing equity securities, dilution to shareholders may result. If adequate funds are not available, we, our business, and the price of our Common Stock will be adversely affected.

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

     Several securities class action complaints have been filed against us and certain of our current and former directors and officers in federal courts in California. These complaints allege, among other things, that our previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused our common stock price to rise artificially and allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). For more information on this lawsuit, see Part II, Item 1. "Legal Proceedings." Although we believe we have meritorious defenses and adequate insurance for the damages claimed in these actions, it is not feasible to predict or determine the final outcome of these proceedings, and if the outcome were to be unfavorable and exceed our applicable insurance, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

         o adoption of embedded security solutions in other vendors' hardware and software products;

         o the quality and experience of our sales, marketing and service organizations;

         o        product price;

         o        name recognition; and

         o        perception of our stability and long-term viability.

     Many of these competitive factors are beyond our control.

     Our competitors in the information security markets, including companies that offer products similar to, or are perceived as an alternative to, our products, are Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., Symantec Corporation, and Thales e-Security, Inc. Our NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc., Nokia Corp, and Sonic Wall, Inc. A number of significant vendors, including Microsoft Corporation, and Cisco Systems, Inc. have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by our products, our products may no longer be required by customers to attain network security.

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

     We plan to continue to maintain our foreign sales channels, which require significant management attention and financial resources. International sales are subject to a number of risks, including unexpected changes in regulatory requirements, export control laws, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in the staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in collecting accounts receivable, currency fluctuations and potentially adverse tax consequences. Since most of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainties of monetary exchange values have caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders. The long-term impact of such devaluation, including any possible effect on the business outlook in other developing countries, cannot be predicted.

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

Recent Accounting Pronouncements May Impact Our Financial Position and Results of Operations.

     We have adopted recent changes in financial accounting standards. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of
Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". The valuation of the Company's goodwill and intangible assets under SFAS 142 depends on certain factors outside of our control, including our stock price, and we may be required to write down some or all of the $16.1M net carrying value of our investment in intangibles reported as of March 31, 2002. Any determination under SFAS 142 of an impairment of our investment in intangibles could have a material impact on Cylink's financial position and results of operations. In June, July and August, 2001, the FASB also issued SFAS 141 "Business Combinations", SFAS 143, "Accounting for Asset Retirement Obligations", and SFAS 144,"Impairment or Disposal of Long-Lived Assets", respectively, which are effective for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material effect on our financial condition or results of operations. There can be no assurances, however, that the issuance by FASB of additional statements of financial accounting standards would not materially adversely affect our business, financial condition, and results of operations if such are required to be adopted by us in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of March 31, 2002, we held a total of $12.0 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 % from levels as of March 31, 2002, the decline in fair value of the portfolio would not be material.

     We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of March 31, 2002, we had no fixed rate obligations except for an equipment loan with a balance of approximately $104,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

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

Items 2, 3, 4 and 5 have been omitted as they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         None

(b)  Reports on Form 8-K:

         On April 4, 2002, Cylink filed a report on Form 8-K, announcing that it expected revenues for the first quarter, which ended March 31st, to be approximately $7.0 - 7.4 million, subject to adjustments during final closing of the quarter. In the same quarter last year, the company reported revenues of $12.6 million, including revenue of approximately $1.4 million from divested subsidiaries. The Company ended the quarter with cash and cash equivalents in excess of $11 million, up from $9.6 million at December 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 14, 2002                            CYLINK CORPORATION

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