Form 10-Q
period 2002-06-30
CYLINK CORP /CA/
filed 2002-08-14
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     Yes _X_    No ___

     As of August 13, 2002, there were 32,986,000 shares of the Registrant's common stock outstanding.

                               CYLINK CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
                                      INDEX


                                                                            Page

                          PART I FINANCIAL INFORMATION

Item 1   Financial Statements

         a)       Condensed Consolidated Balance Sheets at June 30, 2002
                  and December 31, 2001                                        1

         b)       Condensed Consolidated Statements of Operations for the
                  three and six months ended June 30, 2002 and July 1, 2001    2

         c)       Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and July 1, 2001              3

         d)       Notes to Condensed Consolidated Financial Statements         4

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3   Quantitative and Qualitative Disclosures about Market Risk           21


                        PART II OTHER INFORMATION                             22

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 3.  Defaults upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of the Security Holders              22

Item 5.  Other information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     23

         Signature                                                            24

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data; unaudited)


                                                                                                     June 30,           December 31,
                                                                                                       2002                 2001
                                                                                                     ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                                                         $  10,535            $   9,606
   Accounts receivable, net of allowances of $768 and $1,057                                             4,419               10,102
   Income tax receivable                                                                                   475                   50
   Inventories                                                                                           4,268                4,832
   Other current assets                                                                                  1,285                2,026
                                                                                                     ---------            ---------
            Total current assets                                                                        20,982               26,616

Restricted cash                                                                                          1,400                1,400
Property and equipment, net                                                                              5,122                6,075
Acquired technology, goodwill and other intangibles, net                                                15,666               16,648
Note receivable from employee                                                                            1,057                1,021
Other assets                                                                                               626                  932
                                                                                                     ---------            ---------
                                                                                                     $  44,853            $  52,692
                                                                                                     =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Equipment line of credit                                                                          $      69            $     139
   Accounts payable                                                                                      2,098                2,757
   Accrued liabilities                                                                                   5,515                5,439
   Income taxes payable                                                                                    410                  412
   Deferred revenue                                                                                      2,704                2,130
                                                                                                     ---------            ---------
         Total current liabilities                                                                      10,796               10,877
                                                                                                     ---------            ---------

Deferred revenue, less current portion                                                                      40                  214
Restructuring and other accruals, less current portion                                                   2,594                1,713
                                                                                                     ---------            ---------
         Total long-term liabilities                                                                     2,634                1,927

Commitments and contingencies (Note 6)

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued and outstanding                                                                        --                   --
   Common stock, $0.01 par value; 55,000,000 shares authorized;
        32,984,000 and 32,872,000 shares issued and outstanding                                            331                  329
   Additional paid-in capital                                                                          158,439              158,359
   Accumulated other comprehensive loss                                                                     (4)                 (18)
   Accumulated deficit                                                                                (127,343)            (118,782)
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  31,423               39,888
                                                                                                     ---------            ---------
                                                                                                     $  44,853            $  52,692
                                                                                                     =========            =========

   See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)


                                                                              Three Months Ended              Six Months Ended
                                                                           ------------------------        ------------------------
                                                                           June 30,         July 1,        June 30,         July 1,
                                                                             2002            2001            2002            2001
                                                                           --------        --------        --------        --------
Revenue                                                                    $  7,372        $ 13,571        $ 14,471        $ 26,183
Cost of revenue                                                               2,635           5,953           5,272          10,298
                                                                           --------        --------        --------        --------
Gross profit                                                                  4,737           7,618           9,199          15,885
                                                                           --------        --------        --------        --------

Operating expenses:
   Research and development                                                   2,968           5,190           5,886          11,135
   Selling and marketing                                                      2,774           5,013           5,830          10,762
   General and administrative                                                 1,434           2,729           3,470           5,743
   Amortization of acquired intangibles                                         444             817             954           1,679
   Loss from divestiture of Algorithmic Research, Ltd.                         --             2,503            --             2,503
   Restructuring charges                                                      1,862            --             1,862            --
                                                                           --------        --------        --------        --------
            Total operating expenses                                          9,482          16,252          18,002          31,822
                                                                           --------        --------        --------        --------

Loss from operations                                                         (4,745)         (8,634)         (8,803)        (15,937)

Other income (expense):
   Interest income, net                                                          44             183              90             373
   Other income (expense), net                                                  126            (144)             40            (163)
   Write-down of investment in unaffiliated company                            --              --              (222)           --
                                                                           --------        --------        --------        --------
         Total other income (expense)                                           170              39             (92)            210
                                                                           --------        --------        --------        --------

Loss before income taxes                                                     (4,575)         (8,595)         (8,895)        (15,727)
Income tax expense (benefit)                                                     90          (1,177)           (334)         (1,177)
                                                                           --------        --------        --------        --------
Net loss                                                                   $ (4,665)       $ (7,418)       $ (8,561)       $(14,550)
                                                                           ========        ========        ========        ========

Loss per share - basic & diluted:                                          $  (0.14)       $  (0.23)       $  (0.26)       $  (0.45)
                                                                           ========        ========        ========        ========

Shares used in per share calculation - basic & diluted                       32,892          32,384          32,879          32,331
                                                                           ========        ========        ========        ========

   See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)


                                                                                                            Six months ended
                                                                                                       ----------------------------
                                                                                                       June 30,            July 1,
                                                                                                         2002                2001
                                                                                                       --------            --------
Cash flows from operating activities:
   Net loss                                                                                            $ (8,561)           $(14,550)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Loss on divestiture of Algorithmic Research, Ltd.                                                 --                 2,503
         Loss on disposition of fixed assets                                                                 60                  29
         Depreciation                                                                                     1,427               1,849
         Amortization                                                                                       953               1,784
         Deferred income taxes                                                                             --                   800
         Amortization of imputed interest on note receivable                                                (36)                (25)
         Deferred compensation related to stock options                                                    --                   412
         Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
            Accounts receivable                                                                           5,683               4,022
            Inventories                                                                                     564               3,070
            Income tax receivable                                                                          (425)               (900)
            Other assets                                                                                   (175)               (556)
            Accounts payable                                                                               (659)             (1,905)
            Accrued liabilities                                                                            (183)             (1,183)
            Restructuring accrual                                                                         1,167                --
            Deferred revenue                                                                                400               1,666
                                                                                                       --------            --------
         Net cash provided by (used in) operating activities                                                215              (2,984)

Cash flows from investing activities:
   Acquisition of property and equipment                                                                   (534)               (526)
   Collection of note receivable from former employee                                                     1,000                --
   Cash transferred with divestiture of Security Design International                                      --                   (28)
   Write-down of investment in unaffiliated company                                                         222                --
                                                                                                       --------            --------
         Net cash provided by (used in)
                   investing activities                                                                     688                (554)
                                                                                                       --------            --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                               82                  82
   Other                                                                                                    (70)                (93)
                                                                                                       --------            --------
         Net cash provided by (used in) financing activities                                                 12                 (11)
                                                                                                       --------            --------
Effect of exchange rate changes on
   cash and cash equivalents                                                                                 14                  57
                                                                                                       --------            --------
Net increase (decrease) in cash and cash equivalents                                                        929              (3,492)
Cash and cash equivalents at beginning of period                                                          9,606              15,250
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $ 10,535            $ 11,758
                                                                                                       ========            ========

Supplemental disclosures
   Cash refunds of income tax                                                                          $   --              $  2,541
   Cash payments of income tax                                                                         $     90            $   --

   See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink" or "the Company") for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's consolidated financial statements, the Company has experienced declining annual revenues and has incurred losses from continuing operations of $8.6 million in the first half of 2002, $20.1 million in 2001 and $35.4 million in 2000. These factors, among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To address these issues, the Company has effected significant cost cutting measures beginning in the fourth quarter of 2000 and continuing into 2002, including staff reductions and field office consolidations, divestiture of unprofitable operations and has planned to sublease a portion of its corporate headquarters facility. Management believes that the Company will be able to continue operations through the successful implementation of its plan to increase revenues, continued reduction of its cost structure and ultimate attainment of profitable operations. In addition, the Company may seek debt or equity financing if required; however, no assurances can be given that the Company will attain profitable operations or that additional financing will be available.

         Certain 2001 financial statement amounts were reclassified to conform with 2002 classifications. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

2.       Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective for business combinations initiated after June 30, 2001. In October 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. In June 2001, the FASB issued SFAS 143, "Accounting for Retirement Obligations," which is effective for the Company's fiscal year beginning January 1, 2003. We have not yet assessed the impact that the adoption of FAS 143 will have on our financial condition or results of operations. The adoption of SFAS 141 and SFAS 144 did not have a material effect on our financial condition or results of operations.

         Accounting for Business  Combinations,  Goodwill and Intangible Assets:
In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill is no longer amortized, but tested for impairment at least annually, or more frequently if certain indications arise. The Company adopted SFAS 142 effective January 1, 2002. Cylink completed its initial goodwill impairment tests on March 31, 2002 and determined that no impairment of goodwill had occurred as of that date. The Company further determined that no circumstances or events occurred in the quarter ended June 30, 2002 that would require it to conduct an impairment test between annual tests. Subsequent impairment losses, if any, will be reflected in operating expense in the consolidated statement of operations. The Company is not able to predict at this time whether the determination of fair value under SFAS 142 will result in an impairment of goodwill at a future date. Given the $15.7 million net carrying value of the Company's goodwill and intangibles at June 30, 2002, an impairment determination could have a material impact on Cylink's financial position and results of operations. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net loss and net loss per share would have been as follows:

                                    Three months ended:      Six months ended:
                                   --------------------    --------------------
                                   June 30,     July 1,    June 30,    July 1,
                                     2002        2001        2002        2001
                                   --------------------    --------------------
                                      (in thousands           (in thousands
                                  except per share data)  except per share data)

Reported net loss                  $ (4,665)   $ (7,418)   $ (8,561)   $(14,550)
Add back goodwill
 amortization, net of
 income taxes                          --           307        --           659
                                   --------    --------    --------    --------
Proforma adjusted net loss         $ (4,665)   $ (7,111)   $ (8,561)   $(13,891)
                                   ========    ========    ========    ========

Proforma adjusted net loss
 per share                         $  (0.14)   $  (0.22)   $  (0.26)   $  (0.43)
                                   ========    ========    ========    ========


         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for the restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3.       Inventories

         Inventories   are  stated  at  the  lower  of  standard   costs  (which
approximates actual costs on a first-in, first-out basis) or market and consist of:

                                                       June 30,     December 31,
                                                         2002          2001
                                                        ------        ------
                                                           (in thousands)
Inventories:
   Raw materials                                        $1,852        $2,482
   Work in process and subassemblies                     1,821         1,171
   Finished goods                                          595         1,179
                                                        ------        ------
                                                        $4,268        $4,832
                                                        ======        ======

4.       Loss Per Share

         Basic loss per share is based on the weighted-average number of common shares outstanding, excluding shares in escrow. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding, excluding contingent shares held in escrow. The Company's only potentially dilutive securities are stock options. As of June 30, 2002 and July 1, 2001, the Company had 6,754,000 and 7,135,000 stock options outstanding with a weighted-average exercise price of $3.63 and $5.59, respectively. These options expire on various dates through 2008. All potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive on the net loss for the periods presented.

5.       Comprehensive Loss

         The components of comprehensive loss, consisting of the Company's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                    Three months ended:     Six months ended:
                                   --------------------    --------------------
                                   June 30,     July 1,    June 30,     July 1,
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
                                      (in thousands)           (in thousands)

Net loss                           $ (4,665)   $ (7,418)   $ (8,561)   $(14,550)
Other comprehensive income
  (loss)                                (15)        (28)         14          57
                                   --------    --------    --------    --------
Total comprehensive loss           $ (4,680)   $ (7,446)   $ (8,547)   $(14,493)
                                   ========    ========    ========    ========

6.       Commitments and Contingencies

         Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7.       Restructuring Charge

         In the fourth quarter of 2001, the Company recorded a $1.4 million charge to accrue a reserve for losses relative to the estimated costs of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space in Santa Clara. In the second quarter of 2002, the Company increased its estimate by an additional $1.2 million based on a continued weak sublease market. In addition, the Company recorded as expense $0.7 million in restructuring charges during the second quarter of 2002 related to severance payments to 36 former employees affected by the workforce reduction. Approximately $0.2 million of the reserves have been utilized through June 30, 2002. The reserves will be utilized for excess lease costs associated with the Company's headquarters in future periods.

         The  following   table   summarizes  the  activity   representing   the
restructuring charge liability in the condensed consolidated balance sheet for the periods presented:

                                              Current     Long-term     Total
                                              -------     ---------     -----
                                                      (in millions)

Balance at December 31, 2001                  $  0.5       $  0.9       $  1.4
Additions                                        0.3          0.9          1.2
Utilization                                     (0.1)        (0.1)        (0.2)
Reclassification from Long-term
  to Current                                     0.2         (0.2)        --
                                              ------       ------       ------
Balance at June 30, 2002                      $  0.9       $  1.5       $  2.4
                                              ======       ======       ======

8.       Goodwill & Other Intangible Assets

         Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001                                         $ 6,222
Write-off of Cylink-Belguim                                                 (29)
                                                                        -------
Balance as of June 30, 2002                                             $ 6,193
                                                                        =======

         In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test on goodwill as of March 31, 2002 and determined that no impairment of the Company's goodwill had occurred and that no further impairment test was necessary during this quarter. See Note 2.

     Information regarding the Company's other intangible assets is as follows (in thousands):


                                                        June 30, 2002                                 December 31, 2001
                                           ----------------------------------------         ----------------------------------------
                                          Carrying     Accumulated                         Carrying     Accumulated
                                            Amount    Amortization              Net          Amount    Amortization              Net
                                           -------    ------------          -------         -------    ------------          -------
Developed Technology                       $12,077         $(3,168)         $ 8,909         $12,077         $(2,305)         $ 9,772
Customer Base                                  894            (330)             564             894            (240)             654
                                           -------         -------          -------         -------         -------          -------
Total                                      $12,971         $(3,498)         $ 9,473         $12,971         $(2,545)         $10,426
                                           =======         =======          =======         =======         =======          =======

         Amortization expense of other intangible assets was $444,000, and $953,000 for the three months and the six months ended June 30, 2002, respectively.

         The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows:

                       Year Ended                     Amortization
                       December 31,                     Expense
                       ------------                     -------
                          2002                          $ 1,908
                          2003                            1,908
                          2004                            1,908
                          2005                            1,842
                          2006                            1,728
                          Thereafter                        179
                                                        -------
                               Total                    $ 9,473
                                                        =======

9.       Working Capital Loan

         The Company's $7.5 million revolving working capital loan facility matured on June 27, 2002, and was extended by the bank as described below. This loan is secured by all of Cylink's tangible assets and contains a covenant to maintain a minimum tangible net worth. The Company fell out of compliance with its covenant in February 2002 and remained out of compliance as of June 30, 2002. The bank has waived the Company's compliance with these covenants, pending renewal of this credit facility. The Company is working with the bank to renew this credit facility for one year at $5.0 million and the bank has extended the maturity date for $5.0 million of this loan facility through August 27, 2002 pending its renewal. There have been no borrowings under the loan since its inception.

10.      Contingent Liability

         The Company is obligated under its Master Lease on its Santa Clara headquarters facility to assume responsibility for and begin paying rent at a pre-determined rental rate on approximately 24,600 sq. ft. currently leased by the landlord to a third party tenant, when and if that space becomes available. In June 2002, the landlord notified the Company that this tenant was in default as to a portion of the rent due. Subsequently, the landlord notified the Company that this tenant had entered into an assignment for the benefit of creditors with the intent of winding up its operations. The third party tenant has subleased the facility to a third party subtenant through August 2004 and it is uncertain at this date what are the rights and obligations of this subtenant. Should the space become available sooner than the termination of the sublease, the Company would be obligated to assume occupancy under the Master Lease and pay rent at the current rate of $55,400 per month subject to 3% annual escalations through the September 2009 termination of its Master Lease. No accrual has been recorded in the accompanying financial statements for this contingent liability because the event that would trigger the obligation has not occurred and therefore, the obligation is not reasonably estimable.

11.      NASDAQ Listing Notice

         On June 27, 2002, the Company received a notice from the staff of the NASDAQ National Market that its Common Stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on the NASDAQ National Market. The notice stated that, if during the 90 days following the date of the notice the bid price of Cylink Common Stock failed to close at or above $1.00 for at least 10 consecutive trading days, Cylink Common Stock could be delisted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. Forward-looking statements in this Report include, without limitation, statements regarding: revisions to the Company's financial plan and implementation by the Company of the plan and additional cost cutting measures in the third quarter; failure of the Company to meet covenants in its loan documents, renewal of the credit facility, and the Company's need to seek additional funds to support working capital requirements; failure to raise additional funds as needed; plans to continue cost reducing measures in 2002; the sufficiency of the Company's existing cash balances and available borrowing to fund operations through 2002; and the belief that the Company has meritorious defenses and adequate insurance for the damages claimed in shareholder litigation actions and the Company's intentions to defend itself vigorously.

         These forward-looking statements and any expectations based on such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Any of Cylink's actual results could differ materially from those included in such forward-looking statements. The above forward-looking statements are subject to the risks and uncertainties further discussed under "Risk Factors That May Affect Future Results" beginning on page 13.

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

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I Item 1 of this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

         Cylink's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Cylink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Cylink evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Cylink bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A description of those accounting policies that Cylink believes are critical is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                 Three months ended              Six months ended
                                                              -----------------------        ------------------------
                                                              June 30,        July 1,        June 30,         July 1,
                                                                2002           2001            2002            2001
                                                              --------        -------        --------         -------
 Revenue                                                        100.0%         100.0%          100.0%          100.0%
 Cost of revenue                                                 35.7           43.9            36.4            39.3
                                                                -----          -----           -----           -----
 Gross profit                                                    64.3           56.1            63.6            60.7

 Operating expenses:
   Research and development                                      40.3           38.2            40.6            42.6
   Selling and marketing                                         37.6           37.0            40.3            41.1
   General and administrative                                    19.5           20.1            24.0            21.9
   Amortization of acquired intangibles                           6.0            6.0             6.6             6.4
   Loss from divestiture of Algorithmic Research Ltd.               -           18.4               -             9.6
   Restructuring charges                                         25.3              -            12.9               -
                                                                -----          -----           -----           -----

      Total operating expenses                                  128.7          119.7           124.4           121.6
                                                                -----          -----           -----           -----

 Loss from operations                                           (64.4)         (63.6)          (60.8)          (60.9)

 Other income (expense), net                                      2.3            0.3            (0.7)            0.8
                                                                -----          -----           -----           -----

 Loss before income taxes                                       (62.1)         (63.3)          (61.5)          (60.1)
 Income tax expense (benefit)                                     1.2           (8.6)           (2.3)           (4.5)
                                                                -----          -----           -----           -----

 Net loss                                                       (63.3)%        (54.7)%         (59.2)%         (55.6)%
                                                                =====          =====           =====           =====

         Revenue. Revenue decreased 46% from $13.6 million for the three months ended July 1, 2001 to $7.4 million for the three months ended June 30, 2002, and decreased 45% from $26.2 million for the six months ended July 1, 2001 to $14.5 million for the six months ended June 30, 2002. The decrease is primarily due to lower unit volumes resulting from the market slowdown generally and the divestiture of our Israeli subsidiary, Algorithmic Research, Limited (ARL) . International revenue comprised 32% and 36% of total revenue for the second quarter of 2001 and 2002, respectively. The increase in international revenues in the second quarter of 2002 as a percentage of total revenue from the prior year second quarter was due to a smaller decline in international revenues over domestic revenues in a weakened global environment.

         Gross Profit. Gross profit decreased from $7.6 million for the three months ended July 1, 2001 to $4.7 million for the three months ended June 30, 2002, and decreased from $15.9 million for the six months ended July 1, 2001 to $9.2 million for the six months ended June 30, 2002. This decrease in dollars primarily was a result of the overall decrease in revenue for the same period. As a percentage of sales, gross profit was approximately 56% and 64% for the quarters ended July 1, 2001 and June 30, 2002, respectively, and 61% and 64% for the six months ended July 1, 2001 and June 30, 2002, respectively. The increase in gross profit as a percentage of revenue was due to higher service revenue margins due to benefits realized from cost reduction programs implemented by the Company in 2002, reduced excess and obsolete inventory and warranty adjustments, offset by lower product margins resulting from the spread of fixed manufacturing and facility costs over a much lower revenue base.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Research and development expenses decreased 43% from $5.2 million for the three months ended July 1, 2001 to $3.0 million for the three months ended June 30, 2002 and decreased 47% from $11.1 million for the six months ended July 1, 2001 to $5.9 million for the six months ended June 30, 2002. Research and development expenses as a percentage of revenue were 38% for the second quarter of 2001 and 40% for the second quarter 2002, and 43% for the first six months of 2001 and 41% for the first six months of 2002. The dollar decrease in research and development expenses was a result of reduced project spending and headcount, due to cost savings initiatives implemented by the Company, and the divestiture of ARL. The increase in expense as a percentage of revenue for the second quarter of each period was due to a greater decline in revenues than the reduction in product development expenditures. The decrease in expense as a percentage of revenue for the first six months of each period is due to revenue increases in the second quarter of each period when compared to the dollar decrease in expenses for reasons mentioned above.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for public relations, seminars and trade shows. Selling and marketing expenses decreased 45% from $5.0 million for the three months ended July 1, 2001 to $2.8 million for the three months ended June 30, 2002 and decreased 46% from $10.8 million for the six months ended July 1, 2001 to $5.8 million for the six months ended June 30, 2002. Selling and marketing expenses as a percentage of revenue were 37% for the second quarter of 2001 and 38% for the second quarter of 2002, and 41% for the first six months of 2001 and 40% for the first six months of 2002. The dollar decrease in selling and marketing expenses was a result of lower commission spending due to decreased revenues, lower headcount spending driven by the reduction in workforce actions taken during 2002, and lower marketing and bonus spending due to the implementation of cost savings initiatives by the Company. The increase in expense as a percentage of revenue for the second quarter of each period was due to a greater decline in revenues than the reduction in selling and marketing expenditures. For the first six months of each period, the percentages were essentially comparable.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 47% from $2.7 million for the three months ended July 1, 2001 to $1.4 million for the three months ended June 30, 2002 and decreased 40% from $5.7 million for the six months ended July 1, 2001 to $3.5 million for the six months ended June 30, 2002. General and administrative expenses as a percentage of revenue were 20% for the second quarter of 2001 and 19% for the second quarter 2002, and 22% for the first six months of 2001 and 24% for the first six months of 2002. The dollar decrease in general and administrative expenses was due to lower headcount spending driven by the reduction in workforce actions taken during 2002, and lower bonus spending due to the implementation of cost savings initiatives by the Company. The decrease in expense as a percentage of revenue for the second quarter of each period was due to a greater decline in expenditures than the reduction in revenues. The increase in expense as a percentage of revenues for the first six months of each period was due to a faster decline in revenues than expenses could be adjusted.

         Restructuring Charges. Restructuring charges consist of severance expenses due or paid to former employees and the estimated cost of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space. In the second quarter of 2002, the Company eliminated 36 positions incurring a pre-tax severance charge of $0.7 million. In light of the workforce reduction, and the continued weak demand for vacant office space in Santa Clara, CA, the Company increased its estimate of the loss from excess leased facilities by $1.2 million.

         Amortization of Acquired Intangibles. Amortization of intangible assets declined from $0.8 million for the three months ended July 1, 2001 to $0.4 million for the three months ended June 30, 2002 and declined from $1.7 million for the six months ended July 1, 2001 to $1.0 million for the three months ended June 30, 2002. Pursuant to the adoption of SFAS 142, "Goodwill and Other Intangibles," on January 1, 2002, Cylink ceased amortizing its goodwill.

         Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, royalty income, and impairment losses from investments in non-operating companies. Other income, net increased from $39 thousand for the quarter ended July 1, 2001 to $170 thousand for the quarter ended June 30, 2002, principally due to foreign exchange gains in the current period versus losses in the prior period. Other income, net decreased from income of $210 thousand for the six months ended July 1, 2001 to a loss of $92 thousand for the six months ended
June 30, 2002, principally due to the write-down of our investment in an unaffiliated company in 2002.

         Provision for Income Taxes. A charge for state taxes paid was recognized in the quarter ended June 30, 2002. Cylink recognized a tax benefit of $1.2 million for the quarter ended July 1, 2001 representing the partial recognition of the Company's net operating loss for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had working capital of $10.2 million (including cash and cash equivalents of $10.5 million) and $2.6 million of long-term obligations. For the six months ended June 30, 2002, the Company recorded a net loss of $8.6 million. Net cash provided by operating activities for the first six months of 2002 was $0.2 million, consisting primarily of the loss from operations, offset by $2.4 million of non-cash depreciation and amortization and a net decrease in working capital. The decrease in working capital included a decrease in accounts receivable of $5.7 million, an increase in deferred revenue of $0.4 million, a decrease in inventories of $0.6 million, an increase in restructuring accruals of $1.2 million, partially offset by a decrease in accounts payable and accrued liabilities of $0.8 million, an increase in income tax receivables of $0.4 million, and an increase in other assets of $0.2 million. The decrease in accounts receivable was due to lower shipments during the second quarter of 2002, and improved collection activities. The decrease in inventories and accounts payable was due to continued strict purchasing controls. The decrease in accrued liabilities was due principally to decreased commission and bonus liabilities, along with decreased employment liabilities resulting from reduced headcount.

         Net cash used in operating activities for the first half of 2001 was $3.0 million consisting primarily of the loss from operations of $14.6 million, partially offset by a decrease in working capital which included a decrease in accounts receivable of $4.0 million, a decrease in inventories of $3.1 million, an increase in deferred revenue of $1.7 million, partially offset by a decrease in accounts payable and accrued liabilities of $3.1 million, an increase in income tax receivables of $0.4 million, and an increase in other assets of $0.6 million. The decrease in accounts receivable was due to lower than average shipments during the quarter supported by improved collection activities. The decrease in inventories and the decrease in accounts payable were the result of stricter purchasing controls. The decrease in accrued liabilities was due principally to decreased commission, bonus, and legal liabilities.

         Cash provided by investing activities was $0.7 million for the six months ended June 30, 2002 as compared to cash used by investing activities of $0.6 million for the six months ended July 1, 2001. Cash provided by investing activities for the first six months of 2002 resulted from the collection of a $1.0 million note receivable, and the write-down of an investment in an unaffiliated company, partially offset by the acquisition of $0.5 million of property, plant and equipment. Cash used in investing activities for the first six months of 2001 consisted primarily of the acquisition of $0.5 million of property, plant and equipment.

         Cash provided by (used in) financing activities for the six months ended June 30, 2002 and July 1, 2001, respectively, was not material in both periods.

         On June 27, 2001, the Company entered into a loan and security agreement with a bank under which it may borrow up to $7.5 million by way of revolving advances. This loan matured on June 27, 2002. The loan is secured by all of Cylink's tangible assets and contains a covenant to maintain a minimum tangible net worth. The Company fell out of compliance with its covenant in February 2002 and remains not in compliance with said covenant as of June 30, 2002. The bank has waived the Company's compliance with said covenant, pending renewal of this credit facility. The Company is working with the bank to renew this credit facility for one year at $5.0 million and the bank has extended the maturity date for $5.0 million of this loan facility through August 27, 2002 pending its renewal. There have been no borrowings under the loan since its inception.

         In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $0.3 million. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of June 30, 2002, the outstanding balance under the equipment line was $0.1 million. The equipment line requires the Company to maintain certain liquidity and profitability covenants, with which the Company was not in compliance as of June 30, 2002.

         As of the date of filing of this Quarterly Report on Form 10Q, the Company's revenue to date for 2002 is significantly below the revenue anticipated under its current financial plan. Under the Company's financial plan for 2002, the Company had projected a positive operating cashflow for the 2002 fiscal year. Due to the decrease in the Company's revenues below the amounts anticipated by the Company under its financial plan, the Company undertook a workforce reduction in June 2002 and is prepared to undertake certain additional cost cutting actions predicated on actual revenue performance during the third quarter. However, there can be no assurance that the Company will be able to implement or achieve a revised plan, that such a revised plan, if implemented, would be sufficient for the Company to achieve profitability, or that the Company's existing cash balances and available borrowing will be sufficient to fund operations through 2002.

         In the event the Company's financial plan is unsuccessful, the Company may require additional funds in the near term to support working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company or its shareholders. If Cylink is unsuccessful in implementing it's revised financial plan, and cannot raise additional funds, the Company may not have the resources to maintain its operations.

         On June 27, 2002, the Company received a notice from the staff of the NASDAQ National Market that its Common Stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on the NASDAQ National Market. The notice stated that if during the 90 days following the date of the notice the bid price of Cylink Common Stock failed to close at or above $1.00 for at least 10 consecutive trading days, then Cylink Common Stock could be delisted.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses, and may not be able to meet our needs for working capital.

         We incurred significant net losses in 2001 and in prior years. We had an accumulated deficit of $127.3 million as of June 30, 2002. Our prior losses may also adversely impact our ability to raise additional capital if required to sustain our operations.

         As of the date of filing of this Quarterly Report on Form 10-Q, our revenue to date for 2002 is significantly below the revenue anticipated under our current financial plan. Under our financial plan for 2002, we had projected a positive operating cash flow for the 2002 fiscal year. Due to the decrease in the Company's revenues below the amounts anticipated by the Company under its financial plan, we undertook a workforce reduction in June 2002 and are prepared to undertake certain additional cost cutting actions predicated on actual revenue performance during the third quarter. However, there can be no assurance that we will be able to implement or achieve our revised plan, that such a revised plan, if implemented, would be sufficient for the Company to achieve profitability, or that our principal sources of liquidity, which include cash and cash equivalents of $10.5 million as of June 30, 2002, will satisfy our current anticipated working capital and capital expenditure requirements through at least the next twelve months. Our previous credit line expired in June 2002 and it undergoing the renewal process. In February 2002, we breached certain financial covenants contained in the loan agreement for such credit line. The bank has waived compliance with the covenants pending renewal of the loan. There is no guarantee that we will satisfy the renewal covenants or other covenants in the loan agreement in the future, and there is no guarantee that the bank will renew the credit line after its extended expiration in August 2002. If we fail to meet our financial covenants or if the bank does not renew the facility, the line of credit will not be available to fund our operations if it is needed.

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

         o defaults by existing subtenants under our long term lease for leasehold space may increase our net costs in a deteriorating office rental market; and

         o disruption in our operations caused by reductions in our workforce.

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

         Our future results of operations will be highly dependent on the successful marketing and manufacture of the NetHawk product, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM, and Cylink Frame Encryptor products. Through the second quarter of 2002, we have made only limited commercial shipments of our NetHawk product, which began shipping in mid-year 2000. This product requires additional development work, enhancement, and testing to achieve widespread commercial success. If this or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on our business, financial condition and results of operations.

         Due to insufficient market acceptance of stand alone public key infrastructure ("PKI") products, such as our Net Authority and similar products of our competitors, we revised our marketing approach in the second half of 2001 by discontinuing efforts to sell Net Authority as a stand alone product and focused our efforts on potential customers seeking to embed our PKI as part of their application or service. In addition, on February 8, 2002, we received notice from the United States Postal Service ("USPS") that it was terminating its license to Cylink's Net Authority product as of March 17, 2002, noting that its decision was "not a reflection of the quality of work performance provided by Cylink" but was due to "USPS' immediate need to reduce cost" and downsize its non core businesses following the anthrax attack on its operations in October of 2001. After granting USPS a continuation of its license, at its request, through May 30, 2002, this license and all further revenue earned under Cylink's contract with the USPS finally expired in the second quarter of 2002. Revenue for the second quarter of 2002, and the first six months of 2002 resulting from USPS was $0.2 million, and $0.5 million, respectively. We discontinued all further development of our PKI technology in July 2002.

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

         On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of the backup battery on its Cylink Frame Encryptor (CFE) product. Shortly thereafter, Cylink announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink accrued approximately $1.0 million in warranty costs during the second quarter of 2001 associated with this program. While we believe this reserve was based on reasonable estimates based on information available to us at the time, actual costs could exceed these reserves. Since announcing this program, two of our major customers stated their intention to submit substantial claims related to their costs of avoiding product failures. Although we believe such claims may be barred or significantly reduced by the limitations and exclusions in the governing contracts of sale, there can be no assurance that we will be found free from liability and any obligation to reimburse customers may have a material effect on our operations.

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

         If we are unable successfully to educate potential customers as to the value of, and thereby obtain broad market acceptance for, our products and services, we will continue to rely primarily on selling new and existing products to our base of existing customers, which will significantly limit any opportunity for growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of our existing and new products obsolete or unmarketable. To the extent that a specific method other than ours is adopted as the standard for implementing network security in any segment of the network security market, sales of our existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. The National Institute of Standards and Technology has announced a new Advanced Encryption Standard, or AES, which we expect to integrate into our products. Our ability to timely implement the AES into our products may materially affect our development costs and ability to timely market our solutions. Network security-related products or technologies developed by others may adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

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

We face risks of additional losses from excess leased facilities.

         In the fourth quarter of 2001, we recorded a $1.4 million charge to accrue a reserve for losses relative to the estimated costs of excess leased facilities in Santa Clara and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space. In the second quarter of 2002, the Company increased its estimate by an additional $1.2 million based on a continued weak sublease market. These losses reflect decreased space utilization from our reduced workforce along with estimates of sublease income and the time to market that excess space for sublease. The Company is obligated to assume occupancy and pay rent on space covered by its Master Lease on its Santa Clara facility, currently leased by its landlord to a third party tenant through August 2004. Various events might require additional increases in our reserves for potential losses due to excess leased facilities, including additional workforce reductions, further deterioration in the market for sublease space, or early termination of existing subleases. If any of these events occur, we would incur additional losses form excess leased facilities, which would have a material adverse affect on our financial position and results of operations.

Cylink Common Stock could be delisted from the NASDAQ National Market, which could adversely affect Cylink and its shareholders.

         On June 27, 2002, the Company received a notice from the staff of the NASDAQ National Market that its Common Stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on the NASDAQ National Market. The notice stated that if during the 90 days following the date of the notice the bid price of Cylink Common Stock failed to close at or above $1.00 for at least 10 consecutive trading days, then Cylink Common Stock could be delisted.

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

         If the market price for our Common Stock remains below $1.00 per share and we are no longer listed on the NASDAQ National Market, our Common Stock will be deemed to be penny stock. If our Common Stock were considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our Common Stock under those circumstances.

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

         We have adopted recent changes in financial accounting standards. In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". The valuation of the Company's goodwill and intangible assets under SFAS 142 depends on certain factors outside of our control, including our stock price, and we may be required to write down some or all of the $15.7 million net carrying value of our investment in intangibles reported as of June 30, 2002. Any determination under SFAS 142 of an impairment of our investment in intangibles could have a material impact on Cylink's financial position and results of operations. In June, July and August, 2001, the FASB also issued SFAS 141 "Business Combinations", SFAS 143, "Accounting for Asset Retirement Obligations", and SFAS 144,"Impairment or Disposal of Long-Lived Assets", respectively, which are effective for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material effect on our financial condition or results of operations. There can be no assurances, however, that the issuance by FASB of additional statements of financial accounting standards would not materially adversely affect our business, financial condition, and results of operations if such are required to be adopted by us in the future.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for the restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         As of June 30, 2002, we held a total of $10.5 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline in fair value of the portfolio would not be material.

         We transact substantially all of our revenues and costs in U.S. dollars and our results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, we have not used material amounts of derivative financial instruments. As of June 30, 2002, we had no fixed rate obligations except for an equipment loan with a balance of approximately $69,000. As such, the fair value of our fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Securities Class Action.

         In 1998, we filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10-K for 1997, reflecting restated financial results for those quarters, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against us and certain of our current and former directors and officers in federal courts in California. These complaints allege, among other things, that our previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused our common stock price to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

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

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Shareholders was held May 15, 2002. The vote of the holders of record of 33,035,017 shares of Cylink's common stock outstanding at the close of business on March 29, 2002 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

(b)      The  following  persons were elected  Directors of Cylink at the Annual
         Meeting:


                                                   Votes                  Votes
Name of Director                                    For                  Against
----------------                                  -------                -------
Mr. Paul Gauvreau                                21,825,592              111,004
Mr. Regis McKenna                                21,612,948              323,648


(c) The shareholders ratified the appointment of Deloitte & Touche LLP as Cylink's independent auditor for the fiscal year ending December 31, 2002.


              Votes                      Votes                      Votes
               For                      Against                    Withheld
               ---                      -------                    --------
            21,860,396                   56,585                     19,615


(d)      There were no other matters voted on at the meeting.

Item 5.  Other Information.

Notice was received June 27, 2002 from the NASDAQ National Market indicating possible delisting for failure to meet NASDAQ's minimum bid requirements.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 2002                      CYLINK CORPORATION

                                    By:    /s/ R. Christopher Chillingworth
                                           -------------------------------------
                                           R. Christopher Chillingworth
                                           Vice President of Finance
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)