Form 10-K/A
period 2001-12-31
CYLINK CORP /CA/
filed 2002-10-30
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27742

                               CYLINK CORPORATION
             (Exact name of Registrant as specified in its charter)

          California                                            95-3891600
 ---------------------------                             ----------------------
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

     3131 Jay Street, Santa Clara                                 95054
     ----------------------------                               ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (408) 855-6000

              Securities registered under Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 27, 2002, as reported by the Nasdaq National Market, was approximately $36,828,000.

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

         As of March 27, 2002, there were 33,035,017 shares of the Registrant's Common Stock outstanding.

EXPLANATORY NOTE

This amendment to Cylink Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 which was filed with the Securities Exchange Commission on April 1, 2002 is being filed to include a revised Exhibit Index and corresponding exhibits. No further changes have been made to the Form 10-K.


                                INDEX TO EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------

     3.1                   Amended and Restated Articles of Incorporation of the
                           Company. (1)

     3.1.1                 Certificate  of  Amendment  of Amended  and  Restated
                           Articles of Incorporation of the Company effective February 13, 1996.

     3.1.2                 Certificate  of  Amendment  of Amended  and  Restated
                           Articles of Incorporation of the Company effective October 12, 2000.

     3.2                   Bylaws of the Company, as amended. (1)

     3.2.1 Certificate of Amendment of the Bylaws of the Company effective October 26, 1995.

     3.2.2 Certificate of Amendment of the Bylaws of the Company effective December 13, 1995.

     10.1 Form of Indemnification Agreement between the Company and each of its officers and directors. (1) (2)

     10.2 Amended and Restated Employment Agreement between the Company and William C. Crowell dated September 1, 2001. (2)

     10.3 Amended and Restated Executive Retention Agreement between the Company and Robert B. Fougner dated April 1, 2002; Telecommuting Agreement between the Company and Robert B. Fougner dated April 1, 2002; Consultant Agreement between the Company and Robert B. Fougner dated April 1, 2002. (2)

     10.4 Employment Agreement between the Company and Philip Breeden dated July 23, 2001. (2)

     10.5                  Employment  Agreement between the Company and Richard
                           F. Walsh dated March 13, 2000; First Amendment to Employment Agreement between the Company and Richard
                           F. Walsh dated January 1, 2002. (2)

     10.6                  Employment  Agreement  between  the  Company  and  R.
                           Christopher Chillingworth dated November 6, 2000. (2)

     10.7                  Employment  Agreement between the Company and Patrick
                           K. Reilly dated April 30, 2001; First Amendment to Employment Agreement between the Company and Patrick
                           K. Reilly dated January 1, 2002. (2)

     10.8                  Employment  Agreement  between the Company and Pamela
                           E. Drew dated December 1, 2000; First Amendment to Employment Agreement between the Company and Pamela
                           E. Drew dated January 1, 2002. (2)

     10.9                  Registrant's Amended and Restated 1994 Flexible Stock
                           Plan. (2)(3)

     10.10 Lease dated May 10, 1999 by and between Orchard Jay Investors, LLC and David J. Brown as Landlord and the Company, as tenant, as amended August 5, 1999.

     10.11                 Cylink/ARL   1997  Stock  Option  Plan  and  form  of
                           agreement.(2)

     10.12                 ATM Technology Center 2000 Stock Option Plan.(2)(3)

     10.13                 2001 Non-Qualified Stock Incentive Plan.(2)(3)

     21.1                  Subsidiaries of the Company.

     23.1                  Consent of Deloitte & Touche LLP.

-----------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 Registration Number 33-80719, effective February 15, 1996.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(a).

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 Registration Number 333-70242, filed September 26, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CYLINK CORPORATION


Date: October 30, 2002         /s/ Robert B. Fougner
                               -------------------------------------------------
                               Robert B. Fougner
                               Vice President, and General Counsel and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                      Title                            Date
--------------------------------------------   ----------------------------------------  ----------------------
                     *                         President, Chief Executive Officer            October 30, 2002
        ---------------------------            (Principal Executive Officer)
            William P. Crowell

                     *                         Vice President of Finance and Chief           October 30, 2002
        ---------------------------            Financial Officer (Principal Financial
       R. Christopher Chillingworth            and Accounting Officer

                     *                         Director                                      October 30, 2002
        ---------------------------
              Leo A. Guthart

                     *                         Director                                      October 30, 2002
        ---------------------------
               Paul Gauvreau

                     *                         Director                                      October 30, 2002
        ---------------------------
             William W. Harris

                     *                         Director                                      October 30, 2002
        ---------------------------
             Howard L. Morgan


*By:   /s/ Robert B. Fougner
       -------------------------------------
         Robert B. Fougner, Attorney-in-Fact

                                  CERTIFICATION

I, William P. Crowell, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Cylink Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                              By: /s/ William P. Crowell
                                                  ---------------------------
                                                  William P. Crowell
                                                  Chief Executive Officer

Date: October 30, 2002

                                  CERTIFICATION

I, R. Christopher Chillingworth, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Cylink Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                            By: /s/ R. Christopher Chillingworth
                                                --------------------------------
                                                R. Christopher Chillingworth
                                                Chief Financial Officer

Date: October 30, 2002