Form 10-Q
period 2002-09-29
CYLINK CORP /CA/
filed 2002-11-13
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURTIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As  of  November  11,  2002,  there  were  33,016,000   shares  of  the
Registrant's common stock outstanding.

                                      CYLINK CORPORATION
                      FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2002
                                            INDEX

                                                                                        Page
                                                                                        ----

                               PART I FINANCIAL INFORMATION

Item 1   Financial Statements

         a) Condensed  Consolidated  Balance  Sheets at  September  29, 2002 and
            December 31, 2001                                                            1

         b) Condensed  Consolidated  Statements of Operations  for the three and
            nine months ended September 29, 2002 and September 30, 2001                  2

         c) Condensed Consolidated  Statements of Cash Flows for the nine months
            ended September 29, 2002 and September 30, 2001                              3

         d) Notes to Condensed Consolidated Financial Statements                         4

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   9

Item 3   Quantitative and Qualitative Disclosures about Market Risk                     22

Item 4   Controls and Procedures                                                        22


                               PART II OTHER INFORMATION                                23

Item 1.  Legal Proceedings                                                              23

Item 2.  Changes in Securities and Use of Proceeds                                      23

Item 3.  Defaults upon Senior Securities                                                23

Item 4.  Submission of Matters to a Vote of the Security Holders                        23

Item 5.  Other Information                                                              24

Item 6.  Exhibits and Reports on Form 8-K                                               24

         Signatures                                                                     26


Exhibits Index                                                                          29

2.1
4.1
10.1
10.2
10.3
10.4
99.1
99.2

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data; unaudited)


                                                                                                      Sep 29,             Dec 31,
                                                                                                       2002                 2001
                                                                                                     ---------            ---------
Assets
Current assets:
   Cash and cash equivalents                                                                         $   8,175            $   9,606
   Accounts receivable, net of allowances of $516 and $984                                               5,425               10,102
   Income tax receivable                                                                                   475                   50
   Inventories                                                                                           3,565                4,832
   Other current assets                                                                                  1,171                2,026
                                                                                                     ---------            ---------
            Total current assets                                                                        18,811               26,616

Restricted cash                                                                                          1,400                1,400
Property and equipment, net                                                                              4,553                6,075
Acquired technology and other intangibles, net                                                           8,996               10,426
Goodwill, net                                                                                             --                  6,222
Note receivable from employee                                                                            1,074                1,021
Other assets                                                                                               552                  932
                                                                                                     ---------            ---------
                                                                                                     $  35,386            $  52,692
                                                                                                     =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Equipment line of credit                                                                          $      35            $     139
   Accounts payable                                                                                      1,583                2,757
   Accrued liabilities                                                                                   6,808                5,439
   Income taxes payable                                                                                    410                  412
   Deferred revenue                                                                                      1,824                2,130
                                                                                                     ---------            ---------
         Total current liabilities                                                                      10,660               10,877
                                                                                                     ---------            ---------

Deferred revenue, less current portion                                                                       9                  214
Deferred rent and other accruals, less current portion                                                   1,140                1,713
                                                                                                     ---------            ---------
         Total long-term liabilities                                                                     1,149                1,927

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued and outstanding
   Common stock, $0.01 par value; 55,000,000 shares authorized;                                            331                  329
        33,002,000 and 32,872,000 shares issued and outstanding
   Additional paid-in capital                                                                          158,449              158,359
   Accumulated other comprehensive loss                                                                      5                  (18)
   Accumulated deficit                                                                                (135,208)            (118,782)
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  23,577               39,888
                                                                                                     ---------            ---------
                                                                                                     $  35,386            $  52,692
                                                                                                     =========            =========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data; unaudited)


                                                                              Three Months Ended               Nine Months ended
                                                                           ------------------------        ------------------------
                                                                            Sep 29,         Sep 30,         Sep 29,         Sep 30,
                                                                             2002            2001            2002            2001
                                                                           --------        --------        --------        --------
Revenue                                                                    $  7,101        $ 10,345        $ 21,572        $ 36,528
Cost of revenue                                                               2,280           4,905           7,552          15,203
                                                                           --------        --------        --------        --------
Gross profit                                                                  4,821           5,440          14,020          21,325
                                                                           --------        --------        --------        --------

Operating expenses:
   Research and development                                                   2,419           3,716           8,305          14,851
   Selling and marketing                                                      2,208           3,133           8,038          13,895
   General and administrative                                                 1,679           2,838           5,149           8,581
   Amortization of acquired intangibles                                         477             768           1,431           2,447
   Loss from divestiture of Algorithmic Research, Ltd.                         --               294            --             2,797
   Impairment of goodwill                                                     6,193            --             6,193            --
   Restructuring charges                                                        181            --             2,043            --
                                                                           --------        --------        --------        --------
            Total operating expenses                                         13,157          10,749          31,159          42,571
                                                                           --------        --------        --------        --------

Loss from operations                                                         (8,336)         (5,309)        (17,139)        (21,246)

Other income (expense):
   Interest income, net                                                           5             223              95             596
   Other income, net                                                            466             580             506             417
   Write-down of investment in unaffiliated company                            --              (253)           (222)           (253)
                                                                           --------        --------        --------        --------
         Total other income                                                     471             550             379             760
                                                                           --------        --------        --------        --------

Loss before income taxes                                                     (7,865)         (4,759)        (16,760)        (20,486)
Income tax benefit                                                             --              --              (334)         (1,177)
                                                                           --------        --------        --------        --------
Net loss                                                                   $ (7,865)       $ (4,759)       $(16,426)       $(19,309)
                                                                           ========        ========        ========        ========

Loss per share - basic & diluted:                                          $  (0.24)       $  (0.15)       $  (0.50)       $  (0.60)
                                                                           ========        ========        ========        ========

Shares used in per share calculation - basic & diluted                       32,970          32,623          32,912          32,437
                                                                           ========        ========        ========        ========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)


                                                                                                           Nine months ended
                                                                                                       ----------------------------
                                                                                                       Sep 29,             Sep 30,
                                                                                                         2002                2001
                                                                                                       --------            --------
Cash flows from operating activities:
   Net loss                                                                                            $(16,426)           $(19,309)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Impairment of goodwill                                                                           6,193                --
         Loss on divestiture of Algorithmic Research, Ltd.                                                 --                 2,797
         Loss on disposition of fixed assets                                                                112                  31
         Write-down of investment in unaffiliated company                                                   222                --
         Depreciation                                                                                     2,014               2,597
         Amortization of acquired intangibles                                                             1,430               2,447
         Deferred income taxes                                                                             --                   800
         Amortization of imputed interest on note receivable                                                (53)               (211)
         Deferred compensation related to stock options                                                    --                   528
         Changes in assets and liabilities:
            Accounts receivable                                                                           4,677               6,415
            Inventories                                                                                   1,267               4,722
            Income tax receivable                                                                          (425)               (109)
            Other assets                                                                                     13                 309
            Accounts payable                                                                             (1,174)             (2,427)
            Accrued liabilities                                                                             825              (1,939)
            Income taxes payable                                                                             (2)                 (7)
            Deferred revenue                                                                               (511)                509
                                                                                                       --------            --------
         Net cash used in operating activities                                                           (1,838)             (2,847)

Cash flows from investing activities:
   Acquisition of property and equipment                                                                   (604)               (605)
   Collections of employee notes receivable                                                               1,000                 560
   Cash transferred with divestiture of Security Design International                                      --                   (28)
   Cash transferred with divestiture of Algorithmic Research, Ltd.                                         --                (1,900)
                                                                                                       --------            --------
        Net cash provided by (used in) investing activities                                                 396              (1,973)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                               92                  82
   Other                                                                                                   (104)               (109)
                                                                                                       --------            --------
         Net cash used in financing activities                                                              (12)                (27)
                                                                                                       --------            --------
Effect of exchange rate changes on
   cash and cash equivalents                                                                                 23                 (10)
                                                                                                       --------            --------
Net decrease in cash and cash equivalents                                                                (1,431)             (4,857)
Cash and cash equivalents at beginning of period                                                          9,606              15,250
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $  8,175            $ 10,393
                                                                                                       ========            ========

Supplemental disclosures
   Cash refunds of income tax                                                                              --              $  3,342

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1. Basis of Presentation

         The unaudited condensed consolidated financial statements included herein contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows of Cylink Corporation ("Cylink") for the periods presented. These financial statements should be read in conjunction with Cylink's audited consolidated financial statements included in Cylink's Annual Report on Form 10-K for the year ended December 31, 2001. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in Cylink's consolidated financial statements, Cylink experienced declining annual revenues and incurred losses from continuing operations of $16.4 million in the first nine months of 2002, and $20.1 million in 2001. These factors, among others, raise substantial doubt that Cylink will be able to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Cylink be unable to continue as a going concern. To address these issues, Cylink effected significant cost cutting measures beginning in the fourth quarter of 2000 and continuing into 2002, including staff reductions and field office consolidations, divestiture of unprofitable operations, and has entered into a modification of its lease on its corporate headquarters facility; however, no assurances can be given that these measures will allow Cylink to attain profitable operations. Additionally, on October 30, 2002, Cylink entered into a definitive agreement with SafeNet, Inc. to be acquired through a merger of Cylink with a wholly-owned subsidiary of SafeNet, Inc. Please see Note 11 "Definitive Merger Agreement." In the event the merger with SafeNet is not consummated for any reason, Cylink may find it necessary to seek debt or equity financing; however, no assurances can be given that additional financing will be available to Cylink on acceptable terms, or at all.

Critical Accounting Policies and Estimates

         Cylink's discussion and analysis of its financial condition and results of operations are based upon Cylink's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Cylink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Cylink evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Cylink bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A description of those accounting policies that Cylink believes are critical is contained in Cylink's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain 2001 financial statement amounts were reclassified to conform with 2002 classifications. These reclassifications had no effect on net loss or shareholders' equity previously reported.

2. Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which was effective for business combinations initiated after September 29, 2001. In October 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived

Assets", which is effective for fiscal years beginning after December 15, 2001. In June 2001, the FASB issued SFAS 143, "Accounting for Retirement Obligations," which is effective for Cylink's fiscal year beginning January 1, 2003. Cylink has not yet assessed the impact that the adoption of FAS 143 will have on its financial condition or results of operations. The adoption of SFAS 141 and SFAS 144 did not have a material effect on Cylink's financial condition or results of operations.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. Cylink will adopt the provisions of SFAS 146 for the restructuring activities, if any, initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of Cylink's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3. Inventories

         Inventories   are  stated  at  the  lower  of  standard   costs  (which
approximates actual costs on a first-in, first-out basis) or market and consist of:

                                                 September 29,      December 31,
                                                      2002              2001
                                                     ------            ------
                                                         (in thousands)
Inventories:
   Raw materials                                     $1,471            $2,482
   Work in process and subassemblies                  1,256             1,171
   Finished goods                                       838             1,179
                                                     ------            ------
                                                     $3,565            $4,832
                                                     ======            ======

4. Loss Per Share

         Basic loss per share is based on the weighted-average number of common shares outstanding. Diluted loss per share is based on the weighted-average number of shares outstanding and dilutive potential common shares outstanding. Cylink's only potentially dilutive securities are stock options. As of September 29, 2002 and September 30, 2001, Cylink had 7,052,000 and 8,452,000 stock options outstanding with a weighted-average exercise price of $3.11 and $4.05, respectively. These options expire on various dates through 2008. All potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is anti-dilutive on the net loss for the periods presented.

5. Comprehensive Loss

         The components of comprehensive loss, consisting of Cylink's reported net loss and unrealized gains or losses in the translation of foreign currencies, are as follows:

                                                               Three months ended:                      Nine months ended:
                                                           ----------------------------            ----------------------------
                                                         September 29,       September 30,       September 29,       September 30,
                                                             2002                2001                2002                2001
                                                           --------            --------            --------            --------
                                                                  (in thousands)                          (in thousands)
Net loss                                                   $ (7,865)           $ (4,759)           $(16,426)           $(19,309)
Other comprehensive income (loss)                                 9                 (67)                 23                 (10)
                                                           --------            --------            --------            --------
Total comprehensive loss                                   $ (7,856)           $ (4,826)           $(16,403)           $(19,319)
                                                           ========            ========            ========            ========

6. Litigation

         Cylink is currently engaged in litigation. See Part II, Item 1. "Legal Proceedings."

7. Restructuring Charge

         In the fourth quarter of 2001, Cylink recorded a $1.4 million charge to accrue a reserve for the estimated costs of excess office space in Santa Clara and related furniture and equipment, net of estimated proceeds from planned subleasing. In the first nine months of 2002, Cylink increased its estimate by an additional $1.3 million based on a continued weak sublease market. Approximately $0.4 million of the reserves have been utilized through September 29, 2002. The reserves will be utilized for excess lease costs associated with Cylink's headquarters in future periods.

         The  following   table   summarizes  the  activity   representing   the
restructuring charge liability in the condensed consolidated balance sheet for the periods presented:

                                            Current      Long-term       Total
                                            -------      ---------       -----
                                                      (in thousands)

Balance at December 31, 2001                $   478       $   881       $ 1,359
Additions                                       448           871         1,319
Utilization                                     --           (364)         (364)
Reclassifications                             1,388        (1,388)          --
                                            -------       -------       -------
Balance at September 29, 2002               $ 2,314       $     0       $ 2,314
                                            =======       =======       =======

         Subsequent to the end of the quarter, Cylink entered into an agreement to terminate a portion of the lease arrangement with the landlord (see Note 12). As a result of that lease termination, Cylink reclassified the long-term portion of it's restructuring liability to current.

8. Goodwill and Other Intangible Assets

         Cylink adopted SFAS 142, "Goodwill and Other Intangible Assets" effective Jan 1, 2002. SFAS 142 requires that goodwill is no longer amortized, but tested for impairment at least annually, or more frequently if certain indications arise. As a result of the adoption of SFAS 142, $333,000 relating to acquired workforce was reclassified from identified intangibles to goodwill. Cylink completed its initial goodwill impairment tests on January 1, 2002 and determined that no impairment of goodwill had occurred as of that date.

         For the quarter ended September 29, 2002, a significant decrease in market value of Cylink's publicly traded shares reduced the fair value of the company well below its carrying amount. As a result, Cylink conducted an additional impairment test and determined that all of its goodwill is impaired. The resulting impairment loss of $6.2 million is reflected in the accompanying condensed consolidated statement of operations.

         Changes in the carrying amount of goodwill for the nine months ended September 29, 2002 are as follows (in thousands):

Balance as of December 31, 2001                                         $ 6,222
Write-off of Cylink-Belguim                                                 (29)
Write-off of Cylink-ATM-TC                                               (6,193)
                                                                        -------
Balance as of September 30, 2002                                        $  --
                                                                        =======

         A reconciliation of the previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                         Three months ended:                           Nine months ended:
                                                   ---------------------------------           ----------------------------------
                                                   September 29,       September 30,           September 29,        September 30,
                                                       2002                2001                    2002                 2001
                                                   ------------        -------------           -------------        -------------
                                                (in thousands, except per share data)        (in thousands, except per share data)
Reported net loss                                  $     (7,865)       $      (4,759)          $     (16,426)       $     (19,309)
Add back goodwill amortization,
 net of income taxes                                       --                    360                   --                   1,019
                                                   ------------        -------------           -------------        -------------
Adjusted net loss                                  $     (7,865)       $      (4,399)          $     (16,426)       $     (18,290)
                                                   ============        =============           =============        =============

Adjusted basic and diluted
  net loss per share                               $      (0.24)       $       (0.13)          $       (0.50)       $       (0.56)
                                                   ============        =============           =============        =============

         Information regarding Cylink's other intangible assets is as follows (in thousands):

                                                      September 29, 2002                                 December 31, 2001
                                          -----------------------------------------        -----------------------------------------
                                          Carrying       Accumulated                       Carrying       Accumulated
                                           Amount        Amortization           Net         Amount        Amortization           Net
                                          --------       ------------       -------        --------       ------------       -------
Developed Technology                       $12,077         $(3,600)         $ 8,477         $12,077          $(2,305)        $ 9,772
Customer Base                                  894            (375)             519             894             (240)            654
                                           -------         -------          -------         -------          -------         -------
Total                                      $12,971         $(3,975)         $ 8,996         $12,971          $(2,545)        $10,426
                                           =======         =======          =======         =======          =======         =======


         Amortization expense of other intangible assets was $477,000, and $1,430,000 for the three months and the nine months ended September 29, 2002, respectively.

         The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows:

             Year Ended                    Amortization
             December 31,                     Expense
             ------------                     -------
                2002                          $ 1,908
                2003                            1,908
                2004                            1,908
                2005                            1,842
                2006                            1,728
                Thereafter                      1,132
                                             --------
                     Total                   $ 10,426
                                             ========

9. Working Capital Loan

         Cylink's $7.5 million revolving working capital loan facility matured on June 27, 2002, and was renewed during the third quarter of 2002 at $5.0 million through July 27, 2003. This loan is secured by all of Cylink's tangible assets and contains a covenant to maintain a minimum tangible net worth. Due to restructuring costs associated with modification of Cylink's Santa Clara lease and professional fees incurred with respect to Cylink's pending merger with SafeNet's subsidiary, Cylink fell out of compliance with this covenant in November 2002. There have been no borrowings under the loan since its inception.

10. Move to NASDAQ Small Cap Market

         On June 27, 2002, the Company received a notice from the staff of The Nasdaq National Market that its Common Stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. On October 3, 2002, Cylink Corporation moved trading of its common stock from The Nasdaq National Market to The Nasdaq Small Cap Market. Cylink continues to be traded under the symbol, "CYLK".

11. Definitive Merger Agreement

         On October 30, 2002, Cylink announced that it had entered into a definitive agreement to be acquired by SafeNet, Inc. ("SafeNet"), a publicly traded Delaware corporation. SafeNet trades on The Nasdaq National market under the symbol "SFNT". Cylink will be acquired by SafeNet through a merger of Cylink with a wholly-owned subsidiary of SafeNet. If the merger is consummated each share of Cylink common stock outstanding as of the date of the closing of the merger will be converted into the right to receive 0.05 of a share of SafeNet common stock on a fixed exchange ratio basis. The transaction will be accounted for using the purchase method of accounting, whereby Cylink's net assets and operating results will be included in the consolidated financial statements of SafeNet from the date of the closing of the merger, and is intended to qualify as a tax-free reorganization under applicable U.S. tax laws and regulations. As of October 30, 2002, this represented an issuance by SafeNet of approximately
1.839 million of its shares, or approximately 16% of the outstanding stock of SafeNet, and, in accordance with purchase accounting, based on the closing prices of Cylink and SafeNet common stock on October 30, 2002, the transaction has an implied value of approximately $35.4 million. The merger agreement has been approved by the Boards of Directors of both Cylink and SafeNet and the merger is expected to formally close in the first quarter of 2003; however, there can be no assurances that the merger will be completed in that quarter, or at all. If the merger is consummated, Cylink will continue to operate as a wholly-owned subsidiary of SafeNet. The consummation of the merger is subject to the satisfaction of customary closing conditions, including the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement to be filed by SafeNet in connection with the merger and the approval of both Cylink's and SafeNet's shareholders.

12. Subsequent Events

Lease Modification

         On October 30, 2002, Cylink entered into a lease modification agreement with its landlord for its Santa Clara headquarters and manufacturing facility to terminate its lease obligations on approximately 46,724 square feet effective November 1, 2002, and another 49,104 square feet effective March 1, 2003 in exchange for the payment of $3.2 million, $1.0 million to come from an existing security deposit held by the landlord, and a warrant to purchase 500,000 shares of Cylink common stock at a price of $0.3838 per share (the average closing price of Cylink's common stock for the 15 business days prior to the effective date of the lease modification agreement). This modification will result in a restructuring charge of approximately $ 2.2 million in the fourth quarter of 2002, including the $189,000 value of the warrant. Cylink will continue to lease approximately 46,724 square feet as its headquarters and manufacturing facility from the existing landlord at the previous rates set forth in its lease agreement.

Class Action Settlement

         On October 16, 2002, Cylink entered into an agreement to settle a class action suit, stemming from a 1998 restatement of revenues, for $6.2 million to be paid entirely from insurance proceeds. The settlement agreement is subject to approval by the United States District Court for the Northern District of California.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. Forward-looking statements in this Report include, without limitation, statements regarding: implementation by Cylink of its financial plan; Cylink's plans to continue cost reducing measures in 2002; Cylink's intentions to raise additional funds through public or private equity or debt financing, sales of assets, or from other sources if necessary; expectations that Cylink will consummate its merger with a wholly-owned subsidiary of SafeNet during the first quarter of 2003 and other expectations regarding the status of completion of the merger; and Cylink's beliefs regarding when the court will approve the settlement agreement in the shareholder litigation actions.

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

         All forward-looking statements included in this document are based on information available to Cylink on the date hereof, and Cylink assumes no obligation to update any such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. The reader should also consult the cautionary statements and risk factors listed from time to time in Cylink's Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders for other trends, risks or uncertainties which could cause Cylink's results to differ from those expressed in such forward looking statements.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Cylink's Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

         Cylink's discussion and analysis of its financial condition and results of operations are based upon Cylink's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires Cylink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, Cylink evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Cylink bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A description of those accounting policies that Cylink believes are critical is contained in Cylink's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                  Three months ended               Nine months ended
                                                                ----------------------           ---------------------
                                                                Sep 29,         Sep 30,          Sep 29,        Sep 30,
                                                                 2002             2001            2002            2001
                                                                -----            -----           -----           -----
 Revenue                                                        100.0%           100.0%          100.0%          100.0%
 Cost of revenue                                                 32.1             47.4            35.0            41.6
                                                                -----            -----           -----           -----

 Gross profit                                                    67.9             52.6            65.0            58.4

 Operating expenses:
   Research and development                                      34.1             35.9            38.5            40.7
   Selling and marketing                                         31.1             30.3            37.3            38.0
   General and administrative                                    23.6             27.4            23.9            23.5
   Amortization of acquired intangibles                           6.7              7.4             6.6             6.7
   Loss from divestiture of Algorithmic Research Ltd.               -              2.8               -             7.7
   Impairment of Goodwill                                        87.2                             28.7               -
   Restructuring charges                                          2.6                -             9.5               -
                                                                -----            -----           -----           -----

      Total operating expenses                                  185.3            103.8           144.5           116.6
                                                                -----            -----           -----           -----

 Loss from operations                                          (117.4)           (51.2)          (79.5)          (58.2)

 Other income, net                                                6.6              5.3             1.8             2.1
                                                                -----            -----           -----           -----

 Loss before income taxes                                      (110.8)           (45.9)          (77.7)          (56.1)
 Income tax benefit                                                 -                -            (1.6)           (3.2)
                                                                -----            -----           -----           -----

 Net loss                                                      (110.8)%          (45.9)%         (76.1)%         (52.9)%
                                                                =====            =====           =====           =====


         Revenue. Revenue decreased 31% from $10.3 million for the three months ended September 30, 2001 to $7.1 million for the three months ended September 29, 2002, and decreased 41% from $36.5 million for the nine months ended September 30, 2001 to $21.6 million for the nine months ended September 29, 2002. The decreases in revenue are primarily due to the recent general weakening of the global economy as well as due to lower than anticipated information technology spending by Cylink's existing and prospective customers, and loss of business to competitors. International revenue comprised 32% and 29% of total revenue for the third quarter of 2001 and 2002, respectively.

         Gross Profit. Gross profit decreased from $5.4 million for the three months ended September 30, 2001 to $4.8 million for the three months ended September 29, 2002, and decreased from $21.3 million for the nine months ended September 30, 2001 to $14.0 million for the nine months ended September 29, 2002. This decrease in dollars primarily was a result of the overall decrease in revenue for the same period. As a percentage of sales, gross profit was approximately 53% and 68% for the quarters ended September 30, 2001 and September 29, 2002, respectively, and 58% and 65% for the nine months ended September 30, 2001 and September 29, 2002, respectively. The increase in gross profit as a percentage of revenue was due to higher service revenue margins due to benefits realized from cost reduction programs implemented by Cylink in 2002, reduced excess and obsolete inventory and warranty adjustments, offset by lower product margins resulting from the spread of fixed manufacturing and facility costs over a much lower revenue base.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Research and development expenses decreased 35% from $3.7 million for the three months ended September 30, 2001 to $2.4 million for the three months ended September 29, 2002 and decreased 44% from $14.8 million for the nine months ended September 30, 2001 to $8.3 million for the nine months ended September 29, 2002. Research and development expenses as a percentage of revenue were 36% for the third quarter of 2001 and 34% for the third quarter 2002, and 41% for the first nine months of 2001 and 39% for the first nine months of 2002. The dollar decrease in research and development expenses was a result of reduced project spending and headcount, due to cost savings initiatives implemented by Cylink. The decrease in expense as a percentage of revenue for the third quarter of each period was due to a greater decline in product development expenditures than the reduction in revenues.

         Selling and Marketing. Selling and marketing expenses consist primarily of personnel expenses, including sales commissions and bonuses, and expenses for public relations, seminars and trade shows. Selling and marketing expenses decreased 30% from $3.1 million for the three months ended September 30, 2001 to $2.2 million for the three months ended September 29, 2002 and decreased 42% from $13.9 million for the nine months ended September 30, 2001 to $8.0 million for the nine months ended September 29, 2002. Selling and marketing expenses as a percentage of revenue were 30% for the third quarter of 2001 and 31% for the third quarter of 2002, and 38% for the first nine months of 2001 and 37% for the first nine months of 2002. The dollar decrease in selling and marketing expenses was a result of lower commission spending due to decreased revenues, lower headcount spending driven by the reduction in workforce actions taken during 2002, and lower marketing and bonus spending due to the implementation of cost savings initiatives by Cylink. The decrease in expense as a percentage of revenue for the third quarter of each period was due to a greater decline in selling and marketing expenditures than the reduction revenues.

         General and Administrative. General and administrative expenses consist primarily of personnel and related costs, information systems costs, and audit, legal and other professional service fees. General and administrative expenses decreased 41% from $2.8 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 29, 2002 and decreased 40% from $8.6 million for the nine months ended September 30, 2001 to $5.1 million for the nine months ended September 29, 2002. General and administrative expenses as a percentage of revenue were 27% for the third quarter of 2001 and 24% for the third quarter 2002, and 24% for the first nine months of 2001 and 24% for the first nine months of 2002. The dollar decrease in general and administrative expenses was due to lower headcount spending driven by the reduction in workforce actions taken during 2002, and lower bonus spending due to the implementation of cost savings initiatives by Cylink, offset by an increase in professional fees associated with the acquisition by SafeNet.

         Restructuring Charges. Restructuring charges consist of severance expenses due or paid to former employees and the estimated cost of excess leased facilities and related furniture and equipment, net of estimated proceeds from planned subleasing of excess office space. In the third quarter of 2002, Cylink increased its estimate of the loss from excess leased facilities by $0.2 million.

         Amortization of Acquired Intangibles. Amortization of intangible assets declined from $0.8 million for the three months ended September 30, 2001 to $0.5 million for the three months ended September 29, 2002 and declined from $2.4 million for the nine months ended September 30, 2001 to $1.4 million for the three months ended September 29, 2002. The decline in the expense in 2002 as compared to 2001 was due to the adoption of SFAS 142, "Goodwill and Other Intangibles," on January 1, 2002, pursuant to which Cylink ceased amortizing its goodwill.

         Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and interest expense, foreign exchange gains or losses, royalty income, and impairment losses from investments in non-operating companies. Other income, net decreased from $0.6 million for the quarter ended September 30, 2001 to $0.5 million for the quarter ended September 29, 2002, principally due to a decline in foreign exchange gains and net interest income offset by the absence of a write-down of an investment in an unaffiliated company taken in the third quarter of 2001. Other income, net decreased from income of $0.8 million for the nine months ended September 30, 2001 to $0.4 million for the nine months ended September 29, 2002, principally due to a decline in foreign exchange gains and net interest income.

         Provision for Income Taxes. No provision for or benefit from income taxes was recognized in the either the quarter ended September 30, 2001 or the quarter ended September 29, 2002, as Cylink incurred a net operating loss for income tax purposes.

         Material Contracts. On October 30, 2002 Cylink entered into a lease modification agreement with its landlord for its Santa Clara headquarters and manufacturing facility to terminate its lease obligations on approximately 46,724 square feet effective November 1, 2002, and another 49,104 square feet effective March 1, 2003 in exchange for the payment of $3.2 million, $1.0 million to come from an existing security deposit held by the landlord, and a warrant to purchase 500,000 shares of Cylink common stock at a price of $0.3838 per share (the average closing price of Cylink's common stock for the 15 business days prior to the effective date of the lease modification agreement). This modification will result in an additional restructuring charge of approximately $ 2.2 million in the fourth quarter of 2002, including the $189,000 value of the warrant. Cylink will continue to lease approximately 46,724 square feet as its headquarters and manufacturing facility from the existing landlord at the previous rates set forth in its lease agreement.

         Pending Acquisition. On October 30, 2002, Cylink announced that it had entered into a definitive agreement to be acquired by SafeNet, Inc., a publicly traded Delaware corporation. SafeNet trades on The Nasdaq National market under the symbol "SFNT". Cylink will be acquired by SafeNet through a merger of Cylink with a wholly-owned subsidiary of SafeNet. If the merger is consummated each share of Cylink common stock outstanding as of the date of the closing of the merger will be converted into the right to receive 0.05 of a share of SafeNet common stock on a fixed exchange ratio basis. The transaction will be accounted for using the purchase method of accounting, whereby Cylink's net assets and operating results will be included in the consolidated financial statements of SafeNet from the date of the closing of the merger, and is intended to qualify as a tax-free reorganization under applicable U.S. tax laws and regulations. As of October 30, 2002 this represented an issuance by SafeNet of approximately
1.839 million of its shares, or approximately 16% of the outstanding stock of SafeNet. The merger agreement has been approved by the Boards of Directors of both Cylink and SafeNet and the merger is expected to formally close in the first quarter of 2003; however, there can be no assurances that the merger will be completed in that quarter, or at all. If the merger is consummated, Cylink will continue to operate as a wholly-owned subsidiary of SafeNet. The consummation of the merger is subject to the satisfaction of customary closing conditions, including the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement to be filed by SafeNet in connection with the merger and the approval of both Cylink's and SafeNet's shareholders. Please see Item 5-Other Information on page 24 of this Quarterly Report on Form 10-Q.


LIQUIDITY AND CAPITAL RESOURCES

         At September 29, 2002, Cylink had working capital of $8.2 million (including cash and cash equivalents of $8.2 million) and $1.1 million of long-term obligations. For the nine months ended September 29, 2002, Cylink recorded a net loss of $16.4 million. Net cash used by operating activities for the first nine months of 2002 was $1.8 million, consisting primarily of the loss from operations, offset by $3.4 million of non-cash depreciation and amortization, $6.2 million non-cash write-off of goodwill, $0.2 million write-down of an investment in an unaffiliated company, and a net decrease in working capital. The decrease in working capital included a decrease in accounts receivable of $4.7 million, a decrease in inventories of $1.3 million, an increase in accrued liabilities of $0.8 million, partially offset by a decrease in accounts payable of $1.2 million, an increase in income tax receivable of $0.4 million, and a decrease in deferred revenues of $0.5 million. The decrease in accounts receivable was due to lower shipments during 2002 and improved collection activities. The decrease in inventories was due to continued strict purchasing controls. The increase in accrued liablities was due principally to the reclassification of long-term restructuring accruals to short-term accruals as a result of the Santa Clara lease modification, offset by decreased commission, bonus and warrant liabilities, along with decreased payroll related liabilities resulting from reduced headcount. The decrease in accounts payable is due to the settlement of certain royalty obligations and reduced inventory purchasing.

         Net cash used in operating activities for the first nine months of 2001 was $2.8 million consisting primarily of the loss from operations of $19.3 million, partially offset by a decrease in working capital which included a decrease in accounts receivable of $6.4 million, a decrease in inventories of $4.7 million, an increase in deferred revenue of $0.5 million, a decrease in other assets of $0.3 million partially offset by a decrease in accounts payable and accrued liabilities of $4.6 million, an increase in income tax receivables of $0.1 million,. The decrease in accounts receivable was due to lower than average shipments during the year supported by improved collection activities. The decrease in inventories and the decrease in accounts payable were the result of stricter purchasing controls. The decrease in accrued liabilities was due principally to decreased commission, bonus, and legal liabilities.

         Cash provided by investing activities was $0.4 million for the nine months ended September 29, 2002 as compared to cash used by investing activities of $2.0 million for the nine months ended September 30, 2001. Cash provided by investing activities for the first nine months of 2002 resulted from the collection of a $1.0 million note receivable, partially offset by the acquisition of $0.6 million of property, plant and equipment. Cash used in investing activities for the first nine months of 2001 consisted primarily of the acquisition of $0.6 million of property, plant and equipment, cash transferred in connection with the divestiture of Cylink's Algorithmic Research, Ltd subsidiary, offset by the collection of a $0.6 million note receivable.

         Cash used in financing activities for the nine months ended September 29, 2002 and September 30, 2001, respectively, was not material in both periods.

         Cylink's $7.5 million revolving working capital loan facility matured on June 27, 2002, and was renewed during the third quarter of 2002 at $5.0 million through July 27, 2003. This loan is secured by all of Cylink's tangible assets and contains a covenant to maintain a minimum tangible net worth. Cylink fell out of compliance with this covenant on October 30, 2002. There have been no borrowings under the loan since its inception.

         In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $0.3 million. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of September 29, 2002, the outstanding balance under the equipment line was $35,000. The equipment line requires Cylink to maintain certain liquidity and profitability covenants, with which it was not in compliance as of September 29, 2002.

         In  connection   with  the  lease   modification  on  its  Santa  Clara
headquarters and manufacturing facility, Cylink paid a $3.2 million lease termination fee to the landlord in the fourth quarter of 2002, of which approximately $1.0 million came from the security deposit already held by the landlord. Thus, Cylink's cash and cash equivalents were further reduced by $2.2 million in the fourth quarter of 2002.

         As of the date of filing of this Quarterly Report on Form 10Q, Cylink's revenue to date for 2002 is significantly below the revenue anticipated under its current financial plan for fiscal 2002. Under Cylink's financial plan for 2002, Cylink had projected a positive operating cashflow for the 2002 fiscal year, but as of September 29, 2002, Cylink's operations are not generating a positive cash flow. Due to this continued decrease in Cylink's revenues below the amounts anticipated by its management under its 2002 financial plan, Cylink undertook certain actions to reduce operating costs in its core businesses in both 2001 and 2002, including a workforce reduction in June 2002. In addition, on October 30, 2002, Cylink entered into a modification of its lease on its corporate headquarters facility. In 2002 Cylink began to realize the benefits of the actions taken in the fourth quarter of 2000, throughout 2001 and the first nine months of 2002 to reduce operating costs. Cylink plans to continue such cost reducing measures in the fourth quarter of 2002 to the extent necessary or advisable. However, there can be no assurance that cost cutting measures already implemented, either alone or in combination with such other cost cutting measures as the management of Cylink determines are necessary or advisable would be sufficient for Cylink to achieve profitability, or that Cylink's existing cash balances and available borrowing will be sufficient to fund operations through 2002. And, although Cylink has entered into a definitive agreement to be acquired by SafeNet, there can be no assurance that the acquisition of Cylink by SafeNet will be successfully concluded.

         In the event Cylink continues to experience a decline in revenues and cannot successfully implement additional effective cost cutting measures or its financial plan is otherwise unsuccessful, or if the acquisition by SafeNet is not consummated for any reason, Cylink may require additional funds in the near term to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity or debt financing, sales of assets, or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to Cylink or its shareholders. If Cylink is unsuccessful in implementing it's revised financial plan, and cannot raise additional funds, Cylink may not have the resources to maintain its operations.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Cylink has a history of losses, and may not be able to meet its needs for working capital.

         Cylink incurred significant net losses in the nine month period ended September 29, 2002, in the fiscal year 2001 and in prior fiscal years. Cylink had an accumulated deficit of $135.2 million as of September 29, 2002. Cylink's prior losses may also adversely impact Cylink's ability to raise additional capital if required to sustain its operations.

         As of the date of filing of this Quarterly Report on Form 10-Q, Cylink's revenue to date for 2002 is significantly below the revenue anticipated under its current financial plan for such year. Under Cylink's financial plan for 2002, Cylink had projected a positive operating cash flow for the 2002 fiscal year, but as of September 29, 2002, Cylink's operations are not generating a positive cash flow. Due to the decrease in Cylink's revenues in 2001 and the continued decrease in Cylink's revenues in 2002 below the amounts anticipated by its management under its internal financial plan for 2002, Cylink undertook certain actions to reduce operating costs in its core businesses in 2001 and 2002, including a workforce reduction in June 2002. In addition, on October 30, 2002, Cylink entered into a modification of its lease on its corporate headquarters facility in Santa Clara, CA. In 2002, Cylink began to realize the benefits of the actions taken in the fourth quarter of 2000, through 2001 and the first nine months of 2002 to reduce operating costs. Cylink plans to continue such cost reducing measures in the fourth quarter 2002 to the extent necessary or advisable. However, there can be no assurance that Cylink's cost cutting measures as it's management determines are necessary or advisable, if implemented, would be sufficient for Cylink to achieve profitability or that Cylink will be able to continue reducing costs at a pace that reflects any further reduction in its revenues below anticipated levels or that Cylink will not need to raise additional capital to fund its operations or that additional financing could be obtained by Cylink on acceptable terms, or at all.

         There also can be no assurances that Cylink's principal sources of liquidity, which include cash and cash equivalents of $8.2 million as of September 29, 2002, will satisfy its current anticipated working capital and capital expenditure requirements through at least the next twelve months. As a result of the lease termination fees resulting from the modification of Cylink's Santa Clara lease on October 30, 2002, Cylink's cash and cash equivalents were further reduced by $2.2 million in the fourth quarter of 2002. Cylink's $7.5 million revolving working capital loan facility matured on June 27, 2002. During the third quarter of 2002, the bank renewed Cylink's line of credit for $5.0 million through July 27, 2003. The loan is secured by all of Cylink's tangible assets and the loan agreement for such credit line contains a covenant to maintain a minimum tangible net worth. In February 2002, Cylink breached certain financial covenants contained in this loan agreement. The minimum tangible net worth covenant was reset at the time of the loan renewal; however, due to restructuring costs associated with modification of Cylink's Santa Clara lease and professional fees incurred with respect to Cylink's pending merger with SafeNet's subsidiary, Cylink fell out of compliance with this covenant on October 30, 2002. There is no guarantee that Cylink will satisfy those covenants or other covenants in the loan agreement in the future. If Cylink fails to meet such financial covenants, the line of credit may not be available to fund Cylink's operations if needed.

         Further, if additional funds are raised by issuing equity securities, dilution to Cylink's shareholders may result. If adequate funds needed to sustain Cylink's operations are not available, Cylink, its business, and the price of its Common Stock will be adversely affected.

Cylink's quarterly operating results vary from period to period and may vary in the future.

         Cylink has historically experienced significant fluctuations in its operating results on a quarterly basis and could experience such fluctuations in the future. Cylink's revenues and operating results are affected by a number of factors outside of Cylink's control, including the following:

         o Cylink's inability to accurately forecast revenues and respond in a timely manner to changes in revenue levels;

         o the timing of the introduction by Cylink or by its competitors of new or enhanced products;

         o market acceptance of Cylink's new products and those of its competitors;

         o        the  timing,   cancellation  or  delay  of  customer   orders,
                  including cancellation or delay in anticipation of new product introductions or enhancements;

         o        changes  in  Cylink's   pricing   policies  or  those  of  its
                  competitors;

         o changes in operating costs and expenses, including those resulting from changes in available production capacity of independent foundries and other suppliers and the availability of raw materials;

         o        changes in the revenue mix from products or services sold;

         o changes in the percentage of products sold through Cylink's direct sales force;

         o        loss of an important customer;

         o failure to grow Cylink's customer base in accordance with market expectations;

         o        customer discounts and credits;

         o Cylink's limited ability to reduce expenses to offset any unexpected shortfall in revenue growth or decrease in revenue;

         o delays in manufacturing due to shortages in components or unanticipated revisions in product design;

         o expenses incurred in seeking to enforce or defend claims with respect to intellectual property rights;

         o changes in the economy that affect the purchasing decisions of Cylink's customers; and

         o disruption in Cylink's operations caused by reductions in its workforce.

         Many of these factors are outside of Cylink's control. It is possible that in the future Cylink's operating results will be below the expectations of securities analysts and investors. In such an event, or in the event that adverse conditions prevail or are perceived to prevail generally or specifically with respect to Cylink's business or the market sector in which Cylink operates, the price of its common stock may be adversely affected.

If the merger with SafeNet, Inc. is not completed Cylink's stock price and future business and operations could be harmed.

         If the merger with SafeNet is not completed, Cylink will be subject to the following material risks, among others:

                  o The price of Cylink's common stock may change to the extent that the current market price of Cylink's common stock reflects an assumption that the merger will be completed;

                  o Cylink's costs related to the merger, such as legal, accounting and some of the fees of its financial advisors, must be paid even if the merger is not completed; and

                  o Under some circumstances Cylink may be required to pay SafeNet a cash termination fee.

         Further, if the merger is terminated or otherwise is not consummated and Cylink's board of directors determines to seek another merger or business combination, it is not certain that Cylink will be able to find a merger partner or that the new merger partner would be willing to pay an equivalent or more attractive price than that which would be paid by SafeNet in the merger. While the reorganization agreement is in effect, subject to specified exceptions, Cylink is prohibited from entering into or soliciting, initiating or intentionally encouraging any inquiries or proposals that may lead to a proposal or offer for a merger, consolidation, business combination, sale of substantial assets, tender offer, sale of shares of capital stock or other similar transactions with any person other than SafeNet. These restrictions could limit Cylink's ability to enter into an alternative transaction at a favorable price.

Cylink is currently involved in litigation.

         Several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints allege, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused its common stock price to rise artificially. The complaints also allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits have been ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). For more information on this lawsuit, see Part II, Item 1. "Legal Proceedings." On October 16, 2002, Cylink entered into an agreement with all plaintiffs to settle the class action for $6.2 million. The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California, and Cylink expects that the settlement agreement will be approved in March 2003.

Cylink's sales cycles are long and unpredictable, which makes period-to-period revenues difficult to predict.

         Sales of Cylink's products generally involve a significant commitment of capital by its customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with Cylink's products is typically lengthy and subject to a number of significant risks over which Cylink has little or no control. Cylink is often required to ship products shortly after it receives the orders from its customers. Consequently, order backlog at the beginning of any period has, at times in the past, represented only a small portion of that period's expected revenue. Furthermore, increases in backlog from quarter to quarter may be due to placement of orders calling for delivery dates extended over a much longer period of time into future periods. Consequently, Cylink's order backlog becomes more vulnerable to customer cancellations. As a result of these fluctuations in its sales cycle and because of order backlog, Cylink's product revenue in any period has been and will continue to be substantially dependent on orders booked and shipped in that period.

         Cylink typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In particular, market forces beyond its control, including a general economic recession and limits or changes in government spending may have a material affect on customer demand for its products. In addition, Cylink's operating expenses are based on anticipated revenue levels and a high percentage of its expenses are generally fixed in the short term. Based on these factors, a small fluctuation in the timing of sales can cause operating results to vary significantly from period to period. It is possible that in the future Cylink's operating results will be below the expectations of securities analysts and investors, as they have in the past. If Cylink disappoints the expectations of securities analysts and investors, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the market sector in which Cylink operates, the price of its common stock would likely be adversely affected. All of these factors make it difficult to predict Cylink's financial performance from period to period. As Cylink's quarterly results fluctuate, they may fall below the expectations of the public market analysts or investors. If this occurs, the price of Cylink's Common Stock may drop and Cylink's financial condition and results of operations may be materially and adversely affected.

The overall economic climate continues to be weak.

         Cylink's products typically represent substantial capital commitments by its customers, and potentially involve a long sales cycle. As a result, its customers' purchase decisions may be significantly affected by a variety of factors outside of Cylink's control, including downward trends in capital spending for communication networks, increased market competition, and the availability or announcement of alternative technologies by its competitors. Continued recent weakness in general economic conditions has resulted in many of Cylink's customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak or further weakens, demand for Cylink's products could decrease, resulting in lower revenues and a decline in the overall rate of its revenue growth.

Cylink is dependent on recently introduced and new network security products.

         Cylink's future results of operations will be highly dependent on the successful marketing and manufacture of Cylink's NetHawk product, as well as successful marketing and manufacture of the Cylink Link Encryptors, PrivaCy Manager, Cylink ATM and Cylink Frame Encryptor products. Through the third quarter of 2002, Cylink has made only limited commercial shipments of its
NetHawk product, which began shipping in mid-year 2000. This product requires additional development work, enhancement, and testing to achieve widespread commercial success. If this or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of Cylink's new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause Cylink to experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses, which in each case could have a material adverse effect on Cylink's business, financial condition and results of operations.

         Due to insufficient market acceptance of stand alone public key infrastructure (PKI) products generally, such as Cylink's Net Authority product and similar products of its competitors, Cylink revised its marketing approach in the second half of 2001 by discontinuing efforts to sell Net Authority as a stand alone product. Instead, Cylink focused its efforts on potential customers seeking to embed its PKI product as part of their application or service. In addition, on February 8, 2002, Cylink received notice from the United States Postal Service (USPS) that it was terminating its license to Cylink's Net Authority product as of March 17, 2002, noting that its decision was "not a reflection of the quality of work performance provided by Cylink" but was due to "USPS' immediate need to reduce cost" and downsize its non core businesses following the anthrax attack on its operations in October of 2001. At its request, Cylink granted USPS a continuation of its license through May 30, 2002. On May 31, 2002, this Cylink/USPS license terminated and all revenue earned under the contract expired in the second quarter of 2002. Revenue for the second quarter of 2002, and for the first nine months of 2002 resulting from the USPS license was $0.2 million, and $0.5 million, respectively. Cylink completely discontinued all further development of its PKI technology and products in July 2002.

Cylink faces significant competition from other providers of network security systems

         Competition is intense among providers of network security systems, and Cylink expects that such competition will increase in the future. Significant competitive factors in these markets include:

         o the rapid development of new products and features by market participants;

         o        product quality and performance;

         o        customer   perception   regarding  the  adequacy  of  security
                  provided by existing software and routers;

         o adoption of embedded security solutions in other vendors' hardware and software products;

         o the quality and experience of Cylink's sales, marketing and service organizations;

         o Cylink's products' prices and the prices of similar products of its competitors;

         o        name recognition of Cylink versus its competitors; and

         o customers' perception of Cylink's stability and long-term viability.

         Many of these competitive factors are beyond Cylink's control.

         Cylink's competitors in the information security markets, including companies that offer products similar to, or are perceived as an alternative to, Cylink's products, are Checkpoint Software Technologies, Ltd., Network Associates, Inc., SafeNet, Inc., Secure Computing Corporation, RSA Security, Inc., Symantec Corporation, and Thales e-Security, Inc. Cylink's NetHawk VPN appliance competes with numerous other products, including those offered or under development by Cisco Systems, Inc., Newbridge Networks Corporation, Netscreen Technologies, Inc., Nokia Corp, and Sonic Wall, Inc. A number of significant vendors, including Microsoft Corporation, and Cisco Systems, Inc. have embedded security solutions in their software. To the extent that these embedded or optional security capabilities provide all or a portion of the functionality provided by Cylink's products, Cylink's products may no longer be required by its customers to attain network security.

         Many of Cylink's competitors have substantially greater financial, technical, marketing, distribution and other resources, and greater name recognition and longer standing relationships with customers than possessed by Cylink. Competitors with greater financial resources are better able to engage in more aggressive marketing campaigns and sustained price reductions in order to gain market share. However, any period of sustained price reductions in Cylink products would have a material adverse effect on its financial condition and results of operations. Cylink may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on its financial condition and results of operations.

Cylink faces the risks from tort and warranty claims that may be made against it.

         Cylink faces risks from tort and warranty claims that third parties may make against it. Customers rely on Cylink's network security products to prevent unauthorized access to their networks and data transmissions. A malfunction or the inadequate design of a Cylink product could result in tort or warranty claims from its customers. Additionally, a breach of a Cylink customer's network by an unauthorized party, which is determined to be attributable to an alleged defect in its products, may cause substantial damages due to loss or compromise of the customer's valuable information. Furthermore, there is inadequate legal precedent for allocating responsibility for such losses caused by the wrongful acts of third parties. Although Cylink attempts to reduce the risk of such losses and claims through warranty disclaimers and liability limitation clauses in its standard forms of sales and license agreements and by maintaining product liability insurance, there can be no assurance that such measures will be effective in limiting Cylink's liability for any such damages. Any liability for damages resulting from security breaches or other alleged product defects could be substantial and could have a material adverse effect on Cylink's business, financial condition and results of operations.

         In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or Cylink's products in particular, regardless of whether such breach is attributable to Cylink's products. Such negative perceptions could result in a decline in demand for Cylink's products, which, in turn, would have a material adverse effect on Cylink's business, financial condition and results of operations.

         On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of the backup battery on its Cylink Frame Encryptor (CFE) product. Shortly thereafter, Cylink announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink accrued approximately $1.0 million in warranty costs during the third quarter of 2001 associated with this program. While Cylink management believes that this reserve was based on reasonable estimates derived from information available at the time the reserve was accrued, Cylink's actual costs resulting from this program could exceed these reserves. After Cylink announced this program, two of its major customers stated their intention to submit substantial claims to Cylink related to their costs of avoiding product failures; however, neither of these customers (nor any other Cylink customer of this product line) has made a claim against Cylink for damages related to the failure of the backup battery. Although Cylink believes any such claims may be barred or significantly reduced by the limitations and exclusions set forth in the governing contracts of sale, there can be no assurance that Cylink would be found free from liability or any obligation to reimburse these customers should such customers bring such a claim against Cylink. If such claims were brought against Cylink and Cylink were found to be liable for these customers' damages, Cylink's operations and financial condition may be materially and adversely affected.

Cylink may be unable to retain executive officers and key personnel that are critical to its business.

         Cylink's future success depends in large part on the abilities of its executive officers, key management and technical personnel and its ability to retain qualified and competent individuals following its recent reductions in the employee workforce and the announcement on October 30, 2002 of Cylink's agreement to be acquired by SafeNet, Inc. There is no guarantee that Cylink's present executive management and technical staff will remain with Cylink, particularly if Cylink's performance is not up to the executive's expectations, if there is prolonged uncertainty concerning the effect of the SafeNet transaction on individual positions, and if a general economic recovery leads to expanded alternative opportunities for such employees. The loss of the services of one or more of Cylink's executive officers or key personnel, or the inability to attract and retain additional executives and other qualified personnel, could delay product development cycles or otherwise have a material adverse effect on Cylink's business and operating results.

Cylink may not be able to hire and retain sufficient technical, marketing and management personnel that it needs to succeed.

         Cylink may not be able to hire and retain sufficient technical, marketing and management personnel that it needs to succeed because Cylink has limited resources to expand its work force. Cylink recently experienced, and may continue to experience, substantial fluctuations in the number of employees and the scope of its operations in the network security business. These fluctuations resulted in increased responsibilities for the Cylink management team. To manage Cylink's businesses effectively, Cylink must continue to improve its operational, financial and management information systems and must retain, motivate and manage its employees. In the recent past, competition among companies has been intense for qualified technical, marketing and management personnel. Furthermore, the recent reductions in Cylink's workforce, the recently announced transaction with SafeNet, and the fluctuation in Cylink's stock price, may create greater uncertainty amongst Cylink's existing employees. There can be no assurance that Cylink will be able to effectively achieve or manage future growth in its work force, and its failure to do so could delay product development cycles or otherwise have a material adverse effect on its financial condition and results of operations.

Cylink's intellectual property is critical to the success of its business.

         Cylink relies on patents, trademarks, copyrights, licenses and trade secret law to establish and preserve its intellectual property rights. Cylink owns a number of U.S. patents covering certain features of Cylink's network security product designs, and has additional U.S. patent applications pending. However, there can be no assurance that any patent, trademark, copyright or license owned or held by Cylink will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Cylink or that any of Cylink's pending or future patent applications will be issued with the scope of the claims sought by it, if at all. Further, there can be no assurance that others will not develop technologies that are similar or superior to Cylink's technology, duplicate Cylink's technology, misappropriate its trade secrets, or design around the patents owned by it. Resorting to the courts to protect Cylink's intellectual property would require significant financial and management resources. In addition, the laws of certain countries in which Cylink's products are or may be developed, manufactured or sold may not protect those products and intellectual property rights to the same extent as the laws of the United States. Cylink's inability to protect its intellectual property rights adequately could have a material adverse effect on its financial condition and results of operations.

         The computer, communications, software and network security industries are characterized by substantial litigation regarding patent and other intellectual property rights. In the past, Cylink has received communications from third parties asserting that its patents, features or content of certain of its products infringe upon the intellectual property rights of third parties, and Cylink may receive such communications in the future. There can be no assurance that these third parties will not assert claims against Cylink that result in litigation. Any litigation, whether or not determined in Cylink's favor, could result in significant expense to Cylink and could divert its management's attention and other resources from the day-to-day operations of the company. In the event of an adverse ruling in any such litigation involving a dispute over Cylink's intellectual property rights, Cylink might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology and Cylink may suffer significant monetary damages, which could include treble damages. There can be no assurance that under such circumstances a license would be available to Cylink on reasonable terms or at all. In the event of a successful claim against Cylink, combined with its failure to develop or license a substitute technology on commercially reasonable terms, Cylink's financial condition and results of operations would be adversely affected.

If Cylink is unable to adapt its services to rapidly changing technology, or if the market for its network security products fails to grow, its business and operating results could suffer.

         The market for Cylink's network security products is characterized by rapidly changing technology, emerging industry standards, new product introductions and changes in customer requirements and preferences. Cylink's future success will depend in part upon end users' demand for network security products in general, and upon Cylink's ability to enhance its existing products and to develop and introduce new products and technologies that meet customer requirements. Cylink faces continuing challenges to educate potential customers as to the value of its security products. Many potential customers prefer not to disclose significant security breaches of their networks or are reluctant to invest in the development of a professional security architecture to protect their networks because of the expense. Cylink also believes that many potential customers do not appreciate the need for its security products unless and until they have faced a major security breach. This general market resistance to the purchase of security products is compounded by Cylink's limited resources to invest in marketing campaigns to promote its products and services. In addition, a portion of the sales of Cylink's network security products will depend upon a robust industry and infrastructure for providing access to public switched networks, such as the Internet. The infrastructure or complementary products necessary to turn these networks into viable commercial marketplaces may not fully develop, or once fully developed, may not become viable commercial marketplaces.

         If Cylink is unable successfully to educate potential customers as to the value of its products and services, it is unlikely that its products will gain broad market acceptance. Without broad market acceptance for its products and services, Cylink will continue to rely primarily on selling new and existing products to its base of existing customers, which will significantly limit any opportunity for real growth. In addition, any significant advance in technologies for attacking cryptographic systems could render some or all of Cylink's existing and new products obsolete or unmarketable. Additionally, if a specific product or technology other than Cylink's is adopted as the standard for implementing network security in any segment of the network security market, sales of Cylink's existing and planned products in that market segment may be adversely impacted, which could have a material adverse effect on its business, financial condition and results of operations.

         The National Institute of Standards and Technology has announced a new Advanced Encryption Standard, or AES, which Cylink expects to integrate into its products. Cylink's ability to timely implement the AES into its products may materially affect its development costs and ability to timely market its solutions.

If Cylink's research and development activities are unsuccessful, it will not be able to market new products and services.

         The markets for Cylink's products are characterized by rapidly changing technologies, extensive research and new product introductions. Cylink believes that its future success will depend in part upon Cylink's ability to continue to enhance its existing products and to develop, manufacture and market new products. As a result, Cylink expects to continue to make a significant investment in engineering, research and development. However, there can be no assurances that such investments will lead to the development of new or viable products or enhancements to Cylink's existing products. In addition, Cylink may not be able to develop and introduce new products or enhancements in a timely manner that satisfies its customer needs, achieves broad market acceptance or addresses technological changes in its target markets. If Cylink fails to develop new products and enhancements or to introduce them successfully and in a timely manner, its competitive position, financial condition and results of operations will be adversely affected.

Cylink faces risks associated with its international operations.

         Cylink plans to continue to maintain its foreign sales channels, which require significant management attention and financial resources. International sales are subject to a number of risks, including:

         o        unexpected changes in regulatory requirements;

         o        export control laws, tariffs and other trade barriers;

         o        political and economic instability in foreign markets;

         o difficulties in the staffing, management and integration of foreign operations;

         o longer payment cycles and greater difficulty in collecting accounts receivable;

         o        currency fluctuations; and

         o        potentially adverse tax consequences.


         Because most of Cylink's foreign sales are denominated in U.S. dollars, its products become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The uncertainties of monetary exchange values have caused, and may in the future cause, some foreign customers to delay new orders or delay payment for existing orders in the short term, although the long-term impact of such devaluation, cannot be predicted.

         Cylink's ability to compete successfully in foreign countries is dependent in part on its ability to obtain and retain reliable and experienced in-country distributors and other strategic partners. Cylink does not have long-term contracts with most of its value added resellers and distributors and, therefore, has no assurance of a continuing relationship with such reseller and distributors within a given market.

         Due to U.S. government regulations restricting the export of cryptographic devices and software, including Cylink's network security products to non-civilian agencies of foreign governments, Cylink often is disadvantaged in competing for international sales against companies located outside the United States which are not subject to such restrictions. Furthermore, in certain foreign countries, Cylink's distributors are required to secure licenses or formal permission before encryption products can be imported. Although the U.S. Department of Commerce continues to relax certain export control laws as they apply to sales of Cylink's products to its international commercial customers, Cylink still faces export controls on sales of its products to certain foreign governments and on transfers of its technology to its foreign partners. To date, Cylink has been able to secure the necessary export and import licenses to compete effectively in the international market. However, there can be no assurances that Cylink will be able to secure such licenses in a timely manner in the future, or at all.

Cylink faces risks from its dependence on third party subcontractors and suppliers.

         Cylink's ability to deliver its products in a timely manner is dependent upon the availability of quality components and subsystems used in these products. Cylink depends in part upon subcontractors to manufacture, assemble and deliver certain components and subsystems used in its products in a timely and satisfactory manner. Cylink obtains certain components and subsystems from a single, or a limited number of, suppliers. A significant delay in obtaining a supply of components selected by Cylink's design engineers or an interruption in the delivery of such items could have a material adverse effect on Cylink's financial condition and results of operations.

         On February 14, 2002, Cylink notified its OEM supplier of its ISDN encryption products, Biodata Information Technology AG ("Biodata") of its decision to terminate Cylink's development and supply agreement with Biodata, following Biodata's declaration of insolvency. Due to Biodata's financial failure, as well as the financial failure of Cylink's previous supplier of its ISDN encryption products, Dica, in the first nine months of 2001, Cylink discontinued all further sales and support for this product line. Cylink has disclaimed all liability for Biodata's and Dica's failures in terms of its supply contract with Cylink's principal customer for its ISDN encryption products; however, there can be no assurance that Biodata's and Dica's financial failures, and Cylink's subsequent discontinuance of this ISDN product line, will not give rise to claims for breach of warranty and support by Cylink's customer and end users of this product line. If these customers should bring such claims against Cylink, and if Cylink were found to be liable for these customers' damages, Cylink's operations and financial condition may be materially and adversely effected

Cylink common stock could be delisted from The Nasdaq Small Cap Market, which could adversely affect Cylink and its shareholders.

         On June 27, 2002, Cylink received a notice from the staff of The Nasdaq National Market that its common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. The notice stated that, if during the 90 days following the date of the notice, the bid price of Cylink common stock failed to close at or above $1.00 for at least 10 consecutive trading days, then the Cylink common stock could be delisted.

         On September 24, 2002, Cylink submitted its application to Nasdaq to move trading of its common stock from The Nasdaq National Market to The Nasdaq Small Cap Market. Cylink's application was accepted and on October 9, 2002 Cylink common stock began trading on The Nasdaq Small Cap Market under the symbol "CYLK". Under the listing rules of The Nasdaq Small Cap Market, Cylink received an extension of an additional 90 days to comply with the $1.00 minimum bid requirement until December 24, 2002. However, should Cylink's common stock continue to close below $1.00, Cylink common stock could be delisted from The Nasdaq Small Capital Market. If Cylink's common stock were to be delisted from The Nasdaq Small Cap Market, Cylink could apply for listing on the OTC Bulletin Board or another quotation system or exchange for which it could qualify. Cylink cannot guarantee, however, that it could apply for listing on another quotation system or exchange if it is delisted from The Nasdaq Small Cap Market or that if it does apply for listing that it will be eligible initially for such listing or that if it does become listed, that it will be able to maintain eligibility. Also, listing on another quotation system or exchange may negatively affect the price of Cylink's common stock because stocks trading on over-the-counter markets are typically less liquid and trade with larger variations between bid and ask prices. In addition, the delisting of Cylink's common stock from the Nasdaq Small Cap Market would adversely affect or limit or restrict its ability to raise funds through stock issuances.

         If the market price for Cylink's common stock remains below $1.00 per share, its common stock will be deemed to be penny stock and be subject to rules that impose additional sales practices on broker-dealers who sell Cylink's securities. For example, broker-dealers must make a special suitability determination for the purchaser of a penny stock and have received the purchaser's written consent to the transaction prior to the sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. Such circumstances could have an adverse effect on the liquidity of Cylink's common stock.

Terrorist attacks may negatively impact all aspects of Cylink's operations, revenues, costs and stock price.

         Recent terrorist attacks in the United States, as well as future events occurring in response or connection to such attacks, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting Cylink's domestic or foreign suppliers of merchandise, may negatively impact Cylink's operations by causing delays or losses in the delivery of goods and supplies to Cylink and decreased sales of the products it carries. More generally, any of these events may continue to negatively affect the general economy and Cylink's customers' demand for capital equipment, thereby negatively impacting Cylink's operating results, revenues and costs.

Recent accounting pronouncements may impact Cylink's financial position and results of operations.

         Cylink has adopted recent changes in financial accounting standards. In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". The valuation of Cylink's goodwill and intangible assets under SFAS 142 depends on certain factors outside of its control, including its stock price, and Cylink has written down all of the $6.2 million net carrying value of its investment in goodwill as of September 29, 2002. In June, July and August, 2001, the FASB also issued SFAS 141 "Business Combinations", SFAS 143, "Accounting for Asset Retirement Obligations", and SFAS 144,"Impairment or Disposal of Long-Lived Assets", respectively, which are effective for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material effect on Cylink's financial condition or results of operations. There can be no assurances, however, that the issuance by FASB of additional statements of financial accounting standards would not materially adversely affect Cylink's business, financial condition, and results of operations if such are required to be adopted by us in the future.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. Cylink will adopt the provisions of SFAS 146 for the restructuring activities, if any, initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of Cylink's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing Cylink future restructuring costs as well as the amounts ultimately recognized by Cylink in this regard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         As of September 29, 2002, Cylink held a total of $8.2 million of cash and cash equivalents. These securities consist primarily of money market funds and high-grade, short-term corporate obligations. Certain of these securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 29, 2002, the decline in fair value of the portfolio would not be material.

         Cylink transacts substantially all of its revenues and costs in U.S. dollars and its results of operations would not be materially affected by fluctuations in foreign exchange rates. Accordingly, to date, Cylink has not used material amounts of derivative financial instruments. As of September 29, 2002, Cylink had no fixed rate obligations except for an equipment loan with a balance of approximately $35,000. As such, the fair value of Cylink's fixed rate obligations is not subject to a material adverse impact from changes in interest rates.

Item 4. Controls and Procedures.

         Within 90 days prior to the filing of this Quarterly Report, Cylink's President and Chief Executive Officer along with Cylink's Vice President of Finance and Chief Financial Officer evaluated Cylink's disclosure controls and procedures. Based upon this evaluation, Cylink's President and Chief Executive Officer along with Cylink's Vice President of Finance and Chief Financial Officer concluded that Cylink's disclosure controls and procedures are effective in ensuring that material information related to Cylink that is required to be disclosed in its periodic filings with the Securities and Exchange Commission is included in the reports that it files with the Commission. There were no significant changes in Cylink's internal controls or, to the knowledge of the management of Cylink, in other factors that could significantly affect these controls subsequent to the evaluation date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Securities Class Action.

         In 1998, Cylink filed amended Forms 10-Q for the first and third quarters of 1998 and an amended Form 10-K for the 1997 fiscal year, reflecting restated financial results for those quarters, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California. These complaints alleged, among other things, that Cylink's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink's common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

         The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW).

         On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.2 million. The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. Cylink expects that the settlement agreement will be approved in March 2003. The Stipulation and Agreement of Settlement effecting the above is attached as an exhibit to this Quarterly Report on Form 10-Q for the period ended September 29, 2002.

         Other Litigation

         In addition, in the normal course of business, Cylink, from time to time, receives inquiries or other communication with regard to possible infringement of third party intellectual property rights by Cylink's patents or the features or content of certain of its products. Cylink believes that it is unlikely that the outcome of any of these infringement inquiries will have a material adverse effect on its financial position or results of operations, however if litigation results from any of these inquires and the outcome is unfavorable to Cylink, it could have a material adverse effect on Cylink's cash flows, results of operations and financial condition.

         There has been substantial litigation regarding patent and other intellectual property rights in the software and network security related industries in which Cylink operates. Further commercialization of Cylink's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce Cylink's patents, to protect its trade secrets or know-how or to defend against claimed infringement of the intellectual property rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation regarding the intellectual property rights of Cylink or others could result in substantial cost and diversion of Cylink's management's efforts from the operation of its businesses, which by itself could have a material adverse effect on its financial condition and operating results. Further, adverse determinations in such litigation could result in loss of Cylink's proprietary rights, subject Cylink to significant liabilities to third parties, require it to seek licenses from third parties or prevent Cylink from manufacturing or selling its products, any of which could have a material adverse effect on its business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information.

         On October 9, 2002, Cylink Corporation moved trading of its common stock from The Nasdaq National Market to The Nasdaq Small Cap Market. Cylink continues to be traded under the symbol "CYLK".

         On October 16, 2002, Cylink entered into an agreement with all plaintiffs to settle several securities class action complaints that were filed against Cylink and certain of its current and former directors and officers in federal courts in California for $6.2 million. The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. Cylink expects that the settlement agreement will be approved in March 2003. For more information on this lawsuit, see Part II, Item 1. "Legal Proceedings." The Stipulation and Agreement of Settlement filed on November 5, 2002 in the referenced action is attached as an exhibit to this Quarterly Report on Form 10-Q for the period ended September 29, 2002.

         On October 30, 2002, Cylink announced that it had entered into a definitive agreement to be acquired by SafeNet, Inc., a publicly traded Delaware corporation. SafeNet trades on The Nasdaq National market under the symbol "SFNT". Cylink will be acquired by SafeNet through a merger of Cylink with a wholly-owned subsidiary of SafeNet. If the merger is consummated each share of Cylink common stock outstanding as of the date of the closing of the merger will be converted into the right to receive 0.05 of a share of SafeNet common stock on a fixed exchange ratio basis. The transaction will be accounted for using the purchase method of accounting, whereby Cylink's net assets and operating results will be included in the consolidated financial statements of SafeNet from the date of the closing of the merger, and is intended to qualify as a tax-free reorganization under applicable U.S. tax laws and regulations. As of October 30, 2002 this represented an issuance by SafeNet of approximately 1.839 million of its shares, or approximately 16% of the outstanding stock of SafeNet. The merger agreement has been approved by the Boards of Directors of both Cylink and
SafeNet and the merger is expected to formally close in the first quarter of 2003; however, there can be no assurances that the merger will be completed in that quarter, or at all. If the merger is consummated, Cylink will continue to operate as a wholly-owned subsidiary of SafeNet. The consummation of the merger is subject to the satisfaction of customary closing conditions, including the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement to be filed by SafeNet in connection with the merger and the approval of both Cylink's and SafeNet's shareholders. The merger agreement is attached as an exhibit to this Quarterly Report on Form 10-Q for the period ended September 29, 2002. You are urged to read the merger agreement in its entirety for a complete description of the merger and related transactions.

         Directors, executive officers and certain affiliates of Cylink and Cylink's Directors have executed a voting agreement agreeing to approve the merger and the merger agreement and an irrevocable proxy in favor of SafeNet, Inc. in connection with such voting agreement. These Directors, executive officers and affiliates hold approximately 23% of all outstanding shares of Cylink common stock. A form of the voting agreement is attached as an exhibit to this Quarterly Report on Form 10-Q for the period ended September 29, 2002. You are urged to read the voting agreement in its entirety for a complete description of such agreement and the proxy.

         Also on October 30, 2002 Cylink entered into a lease modification agreement with its landlord for its Santa Clara headquarters and manufacturing facility to terminate its lease obligations on approximately 46,724 square feet effective November 1, 2002, and another 49,104 square feet effective March 1, 2003 in exchange for the payment of $3.2 million, $1.0 million to come from an existing security deposit held by the landlord, and a warrant to purchase 500,000 shares of Cylink common stock at a price of $0.3838 per share (the average closing price of Cylink's common stock for the 15 business days prior to the effective date of the lease modification agreement). Cylink will continue to lease approximately 46,724 square feet as its headquarters and manufacturing facility from the existing landlord at the previous rates set forth in its lease agreement. The Second Amendment to Lease and Partial Termination Agreement, Assignment of Sublease; Consent of Landlord and Warrant effecting the above are attached as exhibits to this Quarterly Report on Form 10-Q for the period ended September 29, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

                  2.1 Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp. and Cylink Corporation dated as of October 30, 2002.

                  4.1 Form of Voting Agreement, executed in connection with the Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp., and Cylink.

                  10.1 Stipulation and Agreement of Settlement filed on November 5, 2002, in the United States District Court for the Northern District of California, No. C98-4292
                           (VRW)

                  10.2 Second Amendment to Lease and Partial Termination Agreement between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002.

                  10.3 Assignment to Sublease; Consent of Landlord between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002.

                  10.4     Warrant   to   Purchase   Common   Stock  of   Cylink
                           Corporation between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002.

                  99.1 Certification of William P. Crowell, President and Chief Executive Officer of Cylink Corporation dated November 14, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of R. Christopher Chillingworth Vice President of Finance and Chief Financial Officer of Cylink Corporation dated November 14, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

         On September 30, 2002 Cylink filed a report on Form 8-K announcing that Cylink had submitted its application to Nasdaq on September 24, 2002 to move the trading of its common stock from The Nasdaq National Market to The Nasdaq Small Cap Market.

         On October 9, 2002 Cylink filed a report on Form 8-K announcing that Cylink had moved the trading of its common stock from The Nasdaq National Market to The Nasdaq Small Cap Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 2002                        CYLINK CORPORATION

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

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, William P. Crowell, President and Chief Executive Officer of Cylink Corporation certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Cylink Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 13, 2002                     By: /s/ William P. Crowell
                                                         ----------------------
                                                         Chief Executive Officer
                                                         Cylink Corporation

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, R. Christopher Chillingworth, Vice President of Finance and Chief Financial Officer of Cylink Corporation certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Cylink Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 13, 2002         By: /s/ R. Christopher Chillingworth
                                             --------------------------------
                                             Chief Financial Officer
                                             Cylink Corporation

                                  EXHIBIT INDEX

                  2.1 Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp. and Cylink Corporation dated as of October 30, 2002.

                  4.1 Form of Voting Agreement, executed in connection with the Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp., and Cylink.

                  10.1 Stipulation and Agreement of Settlement filed on November 5, 2002, in the United States District Court for the Northern District of California, No. C98-4292
                           (VRW)

                  10.2 Second Amendment to Lease and Partial Termination Agreement between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002.

                  10.3 Assignment to Sublease; Consent of Landlord between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002.

                  10.4     Warrant   to   Purchase   Common   Stock  of   Cylink
                           Corporation between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002.

                  99.1 Certification of William P. Crowell, President and Chief Executive Officer of Cylink Corporation dated November 13, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of R. Christopher Chillingworth Vice President of Finance and Chief Financial Officer of Cylink Corporation dated November 13, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002