Form 10-Q/A
period 2002-09-29
CYLINK CORP /CA/
filed 2002-11-29
CIK 1005230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of November 25, 2002, there were approximately 33,065,000 shares of the Registrant's common stock outstanding.

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the quarterly period ended September 29, 2002 is being filed to restate Cylink's financial statements to reflect a legal settlement payable and related insurance claim receivable gross in the condensed consolidated balance sheet as of September 29, 2002. See Note 13 to condensed consolidated financial statements in Item 1. The restatement had no impact on net loss or net loss per share. Certain exhibits included in Cylink's Form 10-Q for the period ended September 29, 2002 have been incorporated by reference from such filing into this Quarterly Report on Form 10-Q/A.


                               CYLINK CORPORATION
              FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 29, 2002
                                      INDEX

                                                                                        Page
                                                                                        ----

                               PART I FINANCIAL INFORMATION

Item 1   Financial Statements

         a) Condensed  Consolidated  Balance  Sheets at  September  29, 2002
            (As Restated) and December 31, 2001                                          1

         b) Condensed  Consolidated  Statements of Operations  for the three and
            nine months ended September 29, 2002 and September 30, 2001                  2

         c) Condensed Consolidated  Statements of Cash Flows for the nine months
            ended September 29, 2002 (As Restated) and September 30, 2001                3

         d) Notes to Condensed Consolidated Financial Statements                         4

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   9

Item 3   Quantitative and Qualitative Disclosures about Market Risk                     22

Item 4   Controls and Procedures                                                        22


                               PART II OTHER INFORMATION                                23

Item 1.  Legal Proceedings                                                              23

Item 2.  Changes in Securities and Use of Proceeds                                      23

Item 3.  Defaults upon Senior Securities                                                23

Item 4.  Submission of Matters to a Vote of the Security Holders                        23

Item 5.  Other Information                                                              24

Item 6.  Exhibits and Reports on Form 8-K                                               24

         Signatures                                                                     26


Exhibits Index                                                                          29

2.1
4.1
10.1
10.2
10.3
10.4
99.1
99.2

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

CYLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data; unaudited)


                                                                                                      Sep 29,             Dec 31,
                                                                                                       2002                 2001
                                                                                                     ---------            ---------
Assets                                                                                             (As restated,
Current assets:                                                                                     See Note 13)
   Cash and cash equivalents                                                                         $   8,175            $   9,606
   Accounts receivable, net of allowances of $516 and $984                                               5,425               10,102
   Income tax receivable                                                                                   475                   50
   Insurance claim receivable                                                                            6,200                 --
   Inventories                                                                                           3,565                4,832
   Other current assets                                                                                  1,171                2,026
                                                                                                     ---------            ---------
            Total current assets                                                                        25,011               26,616

Restricted cash                                                                                          1,400                1,400
Property and equipment, net                                                                              4,553                6,075
Acquired technology and other intangibles, net                                                           8,996               10,426
Goodwill, net                                                                                             --                  6,222
Note receivable from employee                                                                            1,074                1,021
Other assets                                                                                               552                  932
                                                                                                     ---------            ---------
                                                                                                     $  41,586            $  52,692
                                                                                                     =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
   Equipment line of credit                                                                          $      35            $     139
   Accounts payable                                                                                      1,583                2,757
   Accrued liabilities                                                                                   6,808                5,439
   Legal settlement payable                                                                              6,200                 --
   Income taxes payable                                                                                    410                  412
   Deferred revenue                                                                                      1,824                2,130
                                                                                                     ---------            ---------
         Total current liabilities                                                                      16,860               10,877
                                                                                                     ---------            ---------

Deferred revenue, less current portion                                                                       9                  214
Deferred rent and other accruals, less current portion                                                   1,140                1,713
                                                                                                     ---------            ---------
         Total long-term liabilities                                                                     1,149                1,927

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized;
       none issued and outstanding
   Common stock, $0.01 par value; 55,000,000 shares authorized;                                            330                  329
        33,002,000 and 32,872,000 shares issued and outstanding
   Additional paid-in capital                                                                          158,450              158,359
   Accumulated other comprehensive loss                                                                      5                  (18)
   Accumulated deficit                                                                                (135,208)            (118,782)
                                                                                                     ---------            ---------
            Total shareholders' equity                                                                  23,577               39,888
                                                                                                     ---------            ---------
                                                                                                     $  41,586            $  52,692
                                                                                                     =========            =========

     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data; unaudited)


                                                                              Three Months Ended              Nine Months Ended
                                                                           ------------------------        ------------------------
                                                                            Sep 29,         Sep 30,         Sep 29,        Sep 30,
                                                                             2002            2001            2002            2001
                                                                           --------        --------        --------        --------
Revenue                                                                    $  7,101        $ 10,345        $ 21,572        $ 36,528
Cost of revenue                                                               2,280           4,905           7,552          15,203
                                                                           --------        --------        --------        --------
Gross profit                                                                  4,821           5,440          14,020          21,325
                                                                           --------        --------        --------        --------

 Operating expenses:
    Research and development                                                  2,419           3,716           8,305          14,851
    Selling and marketing                                                     2,208           3,133           8,038          13,895
    General and administrative                                                1,650           2,838           5,120           8,581
    Amortization of acquired intangibles                                        477             768           1,431           2,447
    Loss from divestiture of Algorithmic Research, Ltd.                        --               294            --             2,797
    Impairment of goodwill                                                    6,222            --             6,222            --
    Restructuring charges                                                       181            --             2,043            --
                                                                           --------        --------        --------        --------
             Total operating expenses                                        13,157          10,749          31,159          42,571
                                                                           --------        --------        --------        --------

 Loss from operations                                                        (8,336)         (5,309)        (17,139)        (21,246)

 Other income (expense):
    Interest income, net                                                          5             223              95             596
    Other income, net                                                           466             580             506             417
    Write-down of investment in unaffiliated company                           --              (253)           (222)           (253)
                                                                           --------        --------        --------        --------
          Total other income                                                    471             550             379             760
                                                                           --------        --------        --------        --------

 Loss before income taxes                                                    (7,865)         (4,759)        (16,760)        (20,486)
 Income tax benefit                                                            --              --              (334)         (1,177)
                                                                           --------        --------        --------        --------
 Net loss                                                                  $ (7,865)       $ (4,759)       $(16,426)       $(19,309)
                                                                           ========        ========        ========        ========

 Loss per share - basic & diluted:                                         $  (0.24)       $  (0.15)       $  (0.50)       $  (0.60)
                                                                           ========        ========        ========        ========

 Shares used in per share calculation - basic & diluted                      32,970          32,623          32,912          32,437
                                                                           ========        ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

CYLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)


                                                                                                             Nine months ended
                                                                                                       ----------------------------
                                                                                                        Sep 29,             Sep 30,
                                                                                                         2002                2001
                                                                                                       --------            --------
                                                                                                    (As restated,
Cash flows from operating activities:                                                                see Note 13)
   Net loss                                                                                            $(16,426)           $(19,309)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Impairment of goodwill                                                                           6,222                --
         Loss on divestiture of Algorithmic Research, Ltd.                                                 --                 2,797
         Loss on disposition of fixed assets                                                                112                  31
        Write-down of investment in unaffiliated company                                                    222                 253
         Depreciation                                                                                     2,014               2,597
         Amortization of acquired intangibles                                                             1,431               2,447
         Deferred income taxes                                                                             --                   800
         Amortization of imputed interest on note receivable                                                (53)               (211)
         Deferred compensation related to stock options                                                    --                   528
         Changes in assets and liabilities:
            Accounts receivable                                                                           4,677               6,415
            Insurance claim receivable                                                                   (6,200)               --
            Inventories                                                                                   1,267               4,722
            Income tax receivable                                                                          (425)               (109)
            Other assets                                                                                     13                 309
            Accounts payable                                                                             (1,174)             (2,427)
            Accrued liabilities                                                                             795              (2,192)
            Legal settlement payable                                                                      6,200                --
            Income taxes payable                                                                             (2)                 (7)
            Deferred revenue                                                                               (511)                509
                                                                                                       --------            --------
         Net cash used in operating activities                                                           (1,838)             (2,847)

Cash flows from investing activities:
   Acquisition of property and equipment                                                                   (604)               (605)
   Collections of notes receivable from former employee                                                   1,000                 560
   Cash transferred with divestiture of Security Design International                                      --                   (28)
   Cash transferred with divestiture of Algorithmic Research, Ltd.                                         --                (1,900)
                                                                                                       --------            --------
        Net cash provided by (used in) investing activities                                                 396              (1,973)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                               92                  82
   Other                                                                                                   (104)               (109)
                                                                                                       --------            --------
         Net cash used in financing activities                                                              (12)                (27)
                                                                                                       --------            --------
Effect of exchange rate changes on
   cash and cash equivalents                                                                                 23                 (10)
                                                                                                       --------            --------
Net decrease in cash and cash equivalents                                                                (1,431)             (4,857)
Cash and cash equivalents at beginning of period                                                          9,606              15,250
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $  8,175            $ 10,393
                                                                                                       ========            ========

Supplemental disclosures
   Cash refunds of income tax                                                                              --              $  3,342


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

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in Cylink's Condensed consolidated financial statements, Cylink experienced declining annual revenues and incurred losses from continuing operations of $16.4 million in the first nine months of 2002, and $20.1 million in 2001. These factors, among others, raise substantial doubt that Cylink will be able to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Cylink be unable to continue as a going concern. To address these issues, Cylink effected significant cost cutting measures beginning in the fourth quarter of 2000 and continuing into 2002, including staff reductions and field office consolidations, divestiture of unprofitable operations, and has entered into a modification of its lease on its corporate headquarters facility; however, no assurances can be given that these measures will allow Cylink to attain profitable operations. Additionally, on October 30, 2002, Cylink entered into a definitive agreement with SafeNet, Inc. to be acquired through a merger of Cylink with a wholly-owned subsidiary of SafeNet, Inc. Please see Note 11 "Definitive Merger Agreement." In the event the merger with SafeNet is not consummated for any reason, Cylink may find it necessary to seek debt or equity financing; however, no assurances can be given that additional financing will be available to Cylink on acceptable terms, or at all.

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

         Included in restructuring charges for the nine months ended September 29, 2002, Cylink recorded as expense $0.7 million related to severance payments to 36 former employees affected by the workforce reduction.

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

Class Action Settlement

         On October 16, 2002, after lengthy settlement discussions, Cylink entered into an agreement to settle a class action suit, stemming from a 1998 restatement of revenues, for $6.2 million to be paid entirely from insurance proceeds. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. The $6.2 million settlement is reflected in the accompanying condensed consolidated balance sheet as of September 29, 2002 as an insurance claim receivable and a legal settlement payable.

13. Restatement

         Subsequent to the issuance of its financial statements for the three and nine month period ended September 29, 2002, the Company determined that a legal payment liability and related insurance claim receivable which were reported net should be reported gross in the condensed consolidated balance sheet (see Note 12). As such, the accompanying condensed consolidated financial statements have been restated to reflect a $6.2 million legal payment payable and a $6.2 million insurance claim receivable within current liabilities and current assets as of September 29, 2002. The restatement had no impact on net loss or net loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As discussed in Note 13 to the condensed consolidated financial statements included in Item 1, the accompanying financial statements have been restated. The following Management's Discussion and Analysis reflects this restatement.

Forward Looking Statements

         This Quarterly Report on Form 10-Q/A contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. Forward-looking statements in this Report include, without limitation, statements regarding: implementation by Cylink of its financial plan; Cylink's plans to continue cost reducing measures in 2002; Cylink's intentions to raise additional funds through public or private equity or debt financing, sales of assets, or from other sources if necessary; expectations that Cylink will consummate its merger with a wholly-owned subsidiary of SafeNet during the first quarter of 2003 and other expectations regarding the status of completion of the merger; and Cylink's beliefs regarding when the court will approve the settlement agreement in the shareholder litigation actions.

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

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I Item 1 of this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Cylink's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Research and Development. Research and development expenses consist primarily of salaries and other personnel related expenses, depreciation of development equipment, facilities and supplies. Research and development expenses decreased 35% from $3.7 million for the three months ended September 30, 2001 to $2.4 million for the three months ended September 29, 2002 and decreased 44% from $14.9 million for the nine months ended September 30, 2001 to $8.3 million for the nine months ended September 29, 2002. Research and development expenses as a percentage of revenue were 36% for the third quarter of 2001 and 34% for the third quarter 2002, and 41% for the first nine months of 2001 and 39% for the first nine months of 2002. The dollar decrease in research and development expenses was a result of reduced project spending and headcount, due to cost savings initiatives implemented by Cylink. The decrease in expense as a percentage of revenue for the third quarter of each period was due to a greater decline in product development expenditures than the reduction in revenues.

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


LIQUIDITY AND CAPITAL RESOURCES

         At September 29, 2002, Cylink had working capital of $8.2 million (including cash and cash equivalents of $8.2 million) and $1.1 million of long-term obligations. For the nine months ended September 29, 2002, Cylink recorded a net loss of $16.4 million. Net cash used by operating activities for the first nine months of 2002 was $1.8 million, consisting primarily of the loss from operations, offset by $3.4 million of non-cash depreciation and amortization, $6.2 million non-cash write-off of goodwill, $0.2 million write-down of an investment in an unaffiliated company, and a net decrease in working capital. The decrease in working capital included a decrease in accounts receivable of $4.7 million, a decrease in inventories of $1.3 million, an increase in accrued liabilities of $0.8 million, and an increase in a legal settlement payable of $6.2 million, partially offset by a decrease in accounts payable of $1.2 million, an increase in an insurance claim receivable of $6.2 million, an increase in income tax receivables of $0.4 million, and a decrease in deferred revenues of $0.5 million. The decrease in accounts receivable was due to lower shipments during 2002 and improved collection activities. The decrease in inventories was due to continued strict purchasing controls. The increase in accrued liabilities was due principally to the reclassification of long-term lease restructuring accruals to short-term accruals as a result of the Santa Clara lease modification, offset by decreased commission, bonus and warranty liabilities, along with decreased employment liabilities resulting from reduced headcount. The decrease in accounts payable is due to the settlement of certain royalty obligations and reduced inventory purchasing.

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

         In conjunction with the acquisition of Celotek Corporation in August 2000, Cylink assumed an equipment loan with an outstanding balance of $0.3 million. This loan matures December 1, 2002 and bears interest at the prime rate plus 1%. As of September 29, 2002, the outstanding balance under the equipment loan was $35,000. The equipment loan requires Cylink to maintain certain liquidity and profitability covenants, with which it was not in compliance as of September 29, 2002.

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

         On August 2, 2001, Cylink determined that a hardware design could cause a premature failure of the backup battery on its Cylink Frame Encryptor (CFE) product. Shortly thereafter, Cylink announced a program to give its customers the option of updating their CFE units by returning them to the factory, or receiving an extended warranty covering the battery through the end of December 2002. Cylink accrued approximately $1.0 million in warranty costs during the third quarter of 2001 associated with this program. While Cylink management believes that this reserve is adequate based on reasonable estimates derived from information available at the time the reserve was accrued and actual costs incurred to date, Cylink's total actual costs resulting from this program could exceed these reserves. After Cylink announced this program, two of its major customers stated their intention to submit substantial claims to Cylink related to their costs of avoiding product failures; however, neither of these customers (nor any other Cylink customer of this product line) has made a claim against Cylink for damages related to the failure of the backup battery. Although Cylink believes any such claims may be barred or significantly reduced by the limitations and exclusions set forth in the governing contracts of sale, there can be no assurance that Cylink would be found free from liability or any obligation to reimburse these customers should such customers bring such a claim against Cylink. If such claims were brought against Cylink and Cylink were found to be liable for these customers' damages, Cylink's operations and financial condition may be materially and adversely affected.

         In addition, Cylink may face warranty and support claims from users of its ISDN product line. See "Cylink faces risks from its dependence on third party subcontractors and suppliers" on page 21 below.

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

         In June, July and August, 2001, the FASB issued SFAS 141 "Business Combinations", SFAS 143, "Accounting for Asset Retirement Obligations", and SFAS 144,"Impairment or Disposal of Long-Lived Assets", respectively, which are effective for fiscal years beginning after December 15, 2001. The adoption of these statements did not have a material effect on Cylink's financial condition or results of operations. There can be no assurances, however, that the issuance by FASB of additional statements of financial accounting standards would not materially adversely affect Cylink's business, financial condition, and results of operations if such are required to be adopted by us in the future.

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

         On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.2 million. The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. Cylink expects that the settlement agreement will be approved in March 2003. The Stipulation and Agreement of Settlement effecting the above is attached as an exhibit to Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742).

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

         On October 16, 2002, Cylink entered into an agreement with all plaintiffs to settle several securities class action complaints that were filed against Cylink and certain of its current and former directors and officers in federal courts in California for $6.2 million. The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. Cylink expects that the settlement agreement will be approved in March 2003. For more information on this lawsuit, see Part II, Item 1. "Legal Proceedings." The Stipulation and Agreement of Settlement filed on November 5, 2002 in the referenced action is attached as an exhibit to Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742).

         On October 30, 2002, Cylink announced that it had entered into a definitive agreement to be acquired by SafeNet, Inc., a publicly traded Delaware corporation. SafeNet trades on The Nasdaq National market under the symbol "SFNT". Cylink will be acquired by SafeNet through a merger of Cylink with a wholly-owned subsidiary of SafeNet. If the merger is consummated each share of Cylink common stock outstanding as of the date of the closing of the merger will be converted into the right to receive 0.05 of a share of SafeNet common stock on a fixed exchange ratio basis. The transaction will be accounted for using the purchase method of accounting, whereby Cylink's net assets and operating results will be included in the consolidated financial statements of SafeNet from the date of the closing of the merger, and is intended to qualify as a tax-free reorganization under applicable U.S. tax laws and regulations. As of October 30, 2002 this represented an issuance by SafeNet of approximately 1.839 million of its shares, or approximately 16% of the outstanding stock of SafeNet. The merger agreement has been approved by the Boards of Directors of both Cylink and SafeNet and the merger is expected to formally close in the first quarter of 2003; however, there can be no assurances that the merger will be completed in that quarter, or at all. If the merger is consummated, Cylink will continue to operate as a wholly-owned subsidiary of SafeNet. The consummation of the merger is subject to the satisfaction of customary closing conditions, including the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement to be filed by SafeNet in connection with the merger and the approval of both Cylink's and SafeNet's shareholders. The merger agreement is attached as an exhibit to Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742). You are urged to read the merger agreement in its entirety for a complete description of the merger and related transactions.

         Directors, executive officers and certain affiliates of Cylink and Cylink's Directors have executed a voting agreement agreeing to approve the merger and the merger agreement and an irrevocable proxy in favor of SafeNet, Inc. in connection with such voting agreement. These Directors, executive officers and affiliates hold approximately 23% of all outstanding shares of Cylink common stock. A form of the voting agreement is attached as an exhibit to Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742). You are urged to read the voting agreement in its entirety for a complete description of such agreement and the proxy.

         Also on October 30, 2002 Cylink entered into a lease modification agreement with its landlord for its Santa Clara headquarters and manufacturing facility to terminate its lease obligations on approximately 46,724 square feet effective November 1, 2002, and another 49,104 square feet effective March 1, 2003 in exchange for the payment of $3.2 million, $1.0 million to come from an existing security deposit held by the landlord, and a warrant to purchase 500,000 shares of Cylink common stock at a price of $0.3838 per share (the average closing price of Cylink's common stock for the 15 business days prior to the effective date of the lease modification agreement). Cylink will continue to lease approximately 46,724 square feet as its headquarters and manufacturing facility from the existing landlord at the previous rates set forth in its lease agreement. The Second Amendment to Lease and Partial Termination Agreement, Assignment of Sublease; Consent of Landlord and Warrant effecting the above are attached as exhibits to Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

                  2.1 Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp. and Cylink Corporation dated as of October 30, 2002. (1)

                  4.1 Form of Voting Agreement, executed in connection with the Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp., and Cylink. (1)

                  10.1 Stipulation and Agreement of Settlement filed on November 5, 2002, in the United States District Court for the Northern District of California, No. C98-4292
                           (VRW) (1)

                  10.2 Second Amendment to Lease and Partial Termination Agreement between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002. (1)

                  10.3 Assignment to Sublease; Consent of Landlord between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002. (1)

                  10.4     Warrant   to   Purchase   Common   Stock  of   Cylink
                           Corporation between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002. (1)

                  99.1 Certification of William P. Crowell, President and Chief Executive Officer of Cylink Corporation dated November 26, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of R. Christopher Chillingworth Vice President of Finance and Chief Financial Officer of Cylink Corporation dated November 26, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (1) Incorporated by reference from Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742).

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


Date: November 26, 2002                        CYLINK CORPORATION

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

         1. I have reviewed this quarterly report on Form 10-Q/A of Cylink Corporation;

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


         Date: November 26, 2002                     By: /s/ William P. Crowell
                                                         ----------------------
                                                         Chief Executive Officer
                                                         Cylink Corporation

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, R. Christopher Chillingworth, Vice President of Finance and Chief Financial Officer of Cylink Corporation certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Cylink Corporation;

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


         Date: November 26, 2002         By: /s/ R. Christopher Chillingworth
                                             --------------------------------
                                             Chief Financial Officer
                                             Cylink Corporation

                                  EXHIBIT INDEX

                  2.1 Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp. and Cylink Corporation dated as of October 30, 2002. (1)

                  4.1 Form of Voting Agreement, executed in connection with the Agreement and Plan of Reorganization By and Among SafeNet, Inc., Sapphire Acquisition Corp., and Cylink. (1)

                  10.1 Stipulation and Agreement of Settlement filed on November 5, 2002, in the United States District Court for the Northern District of California, No. C98-4292
                           (VRW) (1)

                  10.2 Second Amendment to Lease and Partial Termination Agreement between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002. (1)

                  10.3 Assignment to Sublease; Consent of Landlord between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002. (1)

                  10.4     Warrant   to   Purchase   Common   Stock  of   Cylink
                           Corporation between Orchard Jay Investors, LLC and Cylink Corporation dated as of October 30, 2002. (1)

                  99.1 Certification of William P. Crowell, President and Chief Executive Officer of Cylink Corporation dated November 26, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of R. Christopher Chillingworth Vice President of Finance and Chief Financial Officer of Cylink Corporation dated November 26, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (1) Incorporated by reference from Cylink's Quarterly Report on Form 10-Q for the period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002 (File No. 0-27742).